Form 10-Q
period 2001-09-30
ARCHSTONE SMITH TRUST
filed 2001-11-14
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  [ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

  [   ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                              OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the transition period from            to            .

Commission File Number 1-16755

ARCHSTONE-SMITH TRUST

(Exact name of registrant as specified in its charter)

              Maryland                                                                                84-1592064
   (State or other jurisdiction of                                                                 (I.R.S. employer
   incorporation or organization)                                                                 identification no.)

         7670 South Chester Street                                                                      80112
           Englewood, Colorado                                                                       (Zip Code)
  (Address of principal executive offices)

(303) 708-5959
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                                    Yes   X     No

           At November 9, 2001, there were approximately 121,842,000 of the Registrant's Common Shares outstanding. This amount does not include shares to be issued to former holders of Smith Residential common stock held prior to the merger. The total number of shares expected to be outstanding after all Smith Residential shares are tendered is expected to be approximately 171,639,000.

Table of Contents

                                                                                                                  Page
     Item                                                 Description                                            Number

                                                           PART I

             1.   Financial Statements
                  Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31,
                     2000.....................................................................................      3
                  Condensed Consolidated Statements of Earnings - Three and nine months ended September 30,
                     2001 and 2000 (unaudited)................................................................      4
                  Condensed Consolidated Statement of Shareholders' Equity - Nine months ended September 30,
                     2001 (unaudited).........................................................................      5
                  Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and

                                                           PART II

             6.   Exhibits and Reports on Form 8-K............................................................     30

Explanatory Note

          On October 29, 2001, Archstone Communities Trust (“Archstone”) was reorganized into an “umbrella partnership” real estate investment trust, or “UPREIT”, structure. To accomplish this reorganization, Archstone-Smith Trust (“Archstone-Smith”), a wholly owned subsidiary of Archstone, created a wholly owned subsidiary. Archstone then merged with the newly created subsidiary with Archstone surviving the merger and becoming a wholly owned subsidiary of Archstone-Smith and continuing under the name “Archstone-Smith Operating Trust”.

          In the reorganization, holders of shares of beneficial interest in Archstone received shares of beneficial interest in Archstone-Smith, as follows:

•	Holders of Archstone Common Share received, for each Archstone Common Share issued and outstanding immediately before the reorganization, one Archstone-Smith Common Share;
•	Holders of Archstone Series A Preferred Shares received, for each Archstone Series A Preferred Share issued and outstanding immediately prior to the reorganization, one Archstone-Smith Series A Preferred Share;
•	Holders of Archstone Series C Preferred Shares received, for each Archstone Series C Preferred Share issued and outstanding immediately prior to the reorganization, one Archstone-Smith Series C Preferred Share; and
•	Holders of Archstone Series D Preferred Shares received, for each Archstone Series D Preferred Share issued and outstanding immediately prior to the reorganization, one Archstone-Smith Series D Preferred Share.

           Upon completion of the reorganization, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Archstone-Smith elected to become the successor issuer to Archstone for reporting purposes under the Exchange Act and elected to report under the Exchange Act effective October 29, 2001.

           The information contained in this report is for Archstone as of and for the period ended September 30, 2001, which is prior to the reorganization of Archstone into an UPREIT.

PART I – CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone Communities Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

                                                                                           September 30,   December 31,
                                         ASSETS                                                2001           2000
                                                                                             (unaudited)
Real estate...........................................................................     $   4,485,329  $   5,058,910
Less accumulated depreciation.........................................................           381,487        375,672
                                                                                               4,103,842      4,683,238
Investments in and advances to unconsolidated real estate entities....................           263,565        226,020
     Net investments..................................................................         4,367,407      4,909,258
Cash and cash equivalents.............................................................            33,908          9,077
Restricted cash in tax-deferred exchange escrow.......................................           125,201          3,274
Other assets..........................................................................           199,013         94,522
     Total assets.....................................................................     $   4,725,529  $   5,016,131
                                                                                           =============  =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Unsecured credit facilities........................................................     $           -  $     193,719
   Long-Term Unsecured Debt...........................................................         1,393,700      1,401,262
   Mortgages payable..................................................................           902,813        875,804
   Dividends payable..................................................................                 -         50,330
   Accounts payable...................................................................            23,349         24,029
   Accrued expenses...................................................................            79,567         86,334
   Other liabilities..................................................................            42,260         39,710
     Total liabilities................................................................         2,441,689      2,671,188
Minority interest:
   Perpetual preferred units..........................................................            73,180         73,187
   Convertible operating partnership units............................................            20,150         20,150
     Total minority interest..........................................................            93,330         93,337
Shareholders' equity
   Series A Convertible Preferred Shares (3,174,235 shares in 2001 and 3,306,035
     shares in 2000, liquidation preference of $25 per share).........................            79,356         82,651
   Series B Preferred Shares (4,186,800 shares in 2000, liquidation preference of $25
     per share).......................................................................                 -        104,670
   Series C Preferred Shares (1,968,950 shares in 2001 and 1,989,200 shares in 2000,
     liquidation preference of $25 per share).........................................            49,224         49,730
   Series D Preferred Shares (1,988,956 shares in 2001 and 1,992,200 shares in 2000,
     liquidation preference of $25 per share).........................................            49,724         49,805
   Common Shares (121,713,954 shares in 2001 and 122,838,167 shares in 2000)..........           121,714        122,838
   Additional paid-in capital.........................................................         1,928,526      1,949,270
   Accumulated other comprehensive income (loss)......................................            (8,104)         2,817
   Employee share purchase notes......................................................            (6,288)        (6,764)
   Distributions in excess of net earnings............................................           (23,642)      (103,411)
     Total shareholders' equity.......................................................         2,190,510      2,251,606
     Total liabilities and shareholders' equity.......................................     $   4,725,529  $   5,016,131
                                                                                           =============  =============
The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone Communities Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,          September 30,
                                                                            2001        2000        2001        2000
Revenues:
     Rental revenues................................................     $  152,717  $  172,824  $  480,059  $  516,360
     Income from unconsolidated real estate entities................          6,958       1,506       8,169       2,707
     Other income...................................................          3,999      13,559      11,281      30,651
                                                                            163,674     187,889     499,509     549,718
Expenses:
     Rental expenses................................................         39,168      43,899     114,465     124,555
     Real estate taxes..............................................         12,182      13,939      40,980      44,715
     Depreciation on real estate investments........................         29,238      36,655      90,733     109,876
     Interest expense...............................................         31,904      37,483      98,980     109,010
     General and administrative expenses............................          6,689       5,640      18,495      17,391
     Provision for loss on investments..............................          2,410           -      12,319       3,152
     Other expenses.................................................          2,525         302       3,557         969
                                                                            124,116     137,918     379,529     409,668
Earnings from operations............................................         39,558      49,971     119,980     140,050

     Less: minority interest - perpetual preferred units............          1,568       1,567       4,702       4,348
           minority interest - convertible operating partnership units          389         365       1,167         961
     Plus: gains on dispositions of depreciated real estate, net....          9,767      37,495      80,288      83,496
Net earnings........................................................         47,368      85,534     194,399     218,237
     Less: Preferred Share dividends................................          3,913       6,307      15,124      19,108
Net earnings attributable to Common Shares - Basic..................     $   43,455  $   79,227  $  179,275  $  199,129
                                                                         ==========  ==========  ==========  ==========
Weighted average Common Shares outstanding - Basic..................        121,446     126,843     121,527     135,019
Weighted average Common Shares outstanding - Diluted................        122,032     132,954     127,279     140,847

Net earnings per Common Share:
     Basic..........................................................     $     0.36  $     0.62  $     1.48  $     1.47
                                                                         ==========  ==========  ==========  ==========
     Diluted........................................................     $     0.36  $     0.61  $     1.46  $     1.46
                                                                         ==========  ==========  ==========  ==========
Distributions paid per Common Share.................................     $    0.410  $    0.385  $    1.230  $    1.155
                                                                         ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone Communities Trust

Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended September 30, 2001

(In thousands)
(Unaudited)

                                       Series A
                                      Convertible      Series B       Series C      Series D        Common
                                       Preferred       Preferred      Preferred     Preferred      Shares at
                                       Shares ¹        Shares¹        Shares¹         Shares¹      Par Value
Balances at December 31, 2000......  $      82,651  $     104,670  $      49,730  $      49,805  $     122,838
 Comprehensive income:
   Net Earnings....................              -              -              -              -              -
   Preferred Share dividends paid..              -              -              -              -              -
   Other comprehensive income
       (loss):
     Unrealized holding gain (loss)
       on available-for-sale
       securities..................              -              -              -              -              -
     Change in intrinsic value of
       cash flow hedges............              -              -              -              -              -
   Comprehensive income
     attributable to Common Shares.
 Common Share distributions........              -              -              -              -              -
 Repurchase of shares..............              -              -           (506)           (81)        (2,265)
 Conversion of Series A Preferred
   Shares into Common Shares.......         (3,295)             -              -              -            177
 Redemption of shares..............              -       (104,670)             -              -              -
 Other, net........................              -              -              -              -            964
Balances at September 30, 2001.....  $      79,356  $           -  $      49,224  $      49,724  $     121,714
                                     =============  =============  =============  =============  =============

                                                     Accumulated     Employee     Distributions
                                      Additional       Other           Share        in Excess
                                        Paid-in     Comprehensive    Purchase        of Net
                                        Capital        Income          Notes        Earnings         Total
Balances at December 31, 2000......  $   1,949,270  $       2,817  $      (6,764) $    (103,411) $   2,251,606
 Comprehensive income:
   Net Earnings....................              -              -              -        194,399        194,399
   Preferred Share dividends paid..              -              -              -        (15,124)       (15,124)
   Other comprehensive income
       (loss):
     Unrealized holding gain (loss)
       on available-for-sale
       securities..................              -         (3,010)             -               -        (3,010)
     Change in intrinsic value of
       cash flow hedges............              -         (7,911)             -               -        (7,911)
   Comprehensive income
     attributable to Common Shares.                                                                    168,354
 Common Share distributions........              -              -              -         (99,205)      (99,205)
 Repurchase of shares..............        (47,735)             -              -               -       (50,587)
 Conversion of Series A Preferred
   Shares into Common Shares.......          3,118              -              -               -             -
 Redemption of shares..............              -              -              -               -      (104,670)
 Other, net........................         23,873              -            476            (301)       25,012
Balances at September 30, 2001.....  $   1,928,526  $      (8,104) $      (6,288) $      (23,642) $  2,190,510
                                     =============  =============  =============  ==============  ============
(1)	Each series of preferred shares is stated at the amount of the aggregate liquidation preference.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone Communities Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                  2001         2000
Operating activities:
   Net earnings..............................................................................  $   194,399  $   218,237
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...........................................................       96,416      110,794
     Gains on dispositions of depreciated real estate, net...................................      (80,288)     (83,496)
     Gain on exchange of Homestead Notes.....................................................            -       (9,313)
     Provision for impairment of Homestead Notes conversion feature..........................            -        2,753
     Provision for loss on investments.......................................................       12,319          400
     Minority interest.......................................................................        5,869        5,309
   Change in accounts payable, accrued expenses and other liabilities........................       (3,674)       2,719
   Other, net................................................................................      (22,427)      (6,106)
     Net cash flow provided by operating activities..........................................      202,614      241,297
Investing activities:
   Real estate investments...................................................................     (344,795)    (499,043)
   Change in investments in and advances to unconsolidated real estate entities, net.........       38,371       24,095
   Proceeds from dispositions, net of closing costs..........................................      900,684      609,709
   Change in tax-deferred exchange escrow....................................................     (121,927)     (21,742)
   Advances on notes receivable, net.........................................................     (103,400)           -
   Other, net................................................................................       (8,044)       1,546
     Net cash flow provided by investing activities..........................................      360,889      114,565
Financing activities:
   Proceeds from secured debt................................................................            -      156,528
   Proceeds from issuance of Long-Term Unsecured Debt........................................            -      200,000
   Payments on Long-Term Unsecured Debt......................................................      (12,500)           -
   Principal prepayment of mortgages payable.................................................      (28,808)     (34,053)
   Regularly scheduled principal payments on mortgages payable...............................       (3,399)      (3,451)
   Payments on unsecured credit facilities, net..............................................     (193,719)    (360,433)
   Repurchase of Common and Preferred Shares.................................................      (50,587)    (179,439)
   Redemption of Series B Preferred Shares...................................................     (104,670)           -
   Proceeds from issuance of Preferred Shares and perpetual preferred units..................            -       31,224
   Cash dividends paid on Common Shares......................................................     (149,535)    (154,016)
   Cash dividends paid on Preferred Shares...................................................      (15,126)     (19,108)
   Cash dividends paid to minority interests.................................................       (5,869)      (5,309)
   Proceeds from dividend reinvestment and repayment of share purchase loans, net............       17,422       15,305
   Other, net................................................................................        8,119         (248)
     Net cash flow used in financing activities..............................................     (538,672)    (353,000)
Net change in cash and cash equivalents......................................................       24,831        2,862
Cash and cash equivalents at beginning of period.............................................        9,077       10,072
Cash and cash equivalents at end of period...................................................  $    33,908  $    12,934
                                                                                               ===========  ===========
Significant non-cash investing and financing activities:
   Exchange of Homestead Notes for common shares.............................................  $         -  $   195,662
   Assumption of mortgages payable upon acquisition of apartment communities.................  $    70,589  $    40,674
   Apartment communities/land exchanged for ownership interests in joint ventures and equity
     investees...............................................................................  $   113,623  $    19,844
   Transfer of mortgage payable and operating liabilities to joint ventures upon disposition
     of apartment communities................................................................  $    17,321  $         -
   Issuance of convertible operating partnership units in exchange for development site......  $         -  $     6,843
   Series A Convertible Preferred Shares converted to Common Shares..........................  $     3,295  $     6,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2001 and 2000

(Unaudited)

(1)      General

           The accompanying condensed consolidated financial statements of Archstone are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. Management believes that the disclosures presented are adequate for purposes of quarterly reporting and are consistent with accounting principles generally accepted in the United States of America for interim financial reporting. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in Archstone's 2000 Annual Report on Form 10-K ("2000 Form 10K").

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. Significant adjustments of a non-recurring nature are discussed in the following footnote disclosures, where applicable. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year.

     Principles of Consolidation

          The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments when we do not control, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

     Reclassifications

          Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

     Recently Issued Accounting Pronouncements

          In June 2001 the Financial Accounting Standards Board "FASB" issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for goodwill acquired in business combinations entered into after July 1, 2001). SFAS No. 141 requires the use of purchase accounting for all business combinations entered into after June 30, 2001. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. These new pronouncements will be applied in connection with the accounting for our merger with Charles E. Smith Residential Realty, Inc. ("Smith Residential") which closed on October 31, 2001 (see Note 9). We do not anticipate the impact to Archstone-Smith will be materially different than the accounting treatment that would have been applied under APB 16, "Business Combinations," and related interpretations.

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 is required to be adopted on January 1, 2003. We do not anticipate the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of APB Opinion No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

          In July 2001, the Emerging Issues Task Force ("EITF") issued topic D-98 ("Topic D-98"), "Classification and Measurement of Redeemable Securities." Topic D-98 provides clarification regarding the redemption criteria on redeemable securities and provides additional guidance on when such redemption criteria are not within the control of the issuer. Topic D-98 is required to be adopted retroactively on December 31, 2001. The Company is currently evaluating the impact that adoption of Topic D-98 will have on the Company's financial position, results of operations and cash flows.

     Per Share Data

          Following is a reconciliation of basic earnings per share ("EPS") to diluted EPS for the periods indicated (in thousands):

                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30,             September 30,
                                                                         2001         2000         2001         2000

        Reconciliation of numerator between basic and diluted net earnings per Common Share ¹:

Net earnings attributable to Common Shares - Basic................... $    43,455  $    79,227  $   179,275  $   199,129
   Dividends on Series A Preferred Shares............................           -        1,790        5,316        5,538
   Minority interest - convertible operating partnership units.......           -          365        1,167          961
Net earnings attributable to Common Shares - Diluted................. $    43,455  $    81,382  $   185,758  $   205,628
                                                                      ===========  ===========  ===========  ===========

        Reconciliation of denominator between basic and diluted net earnings per Common Share ¹:

Weighted average number of Common Shares outstanding - Basic.........     121,446      126,843      121,527      135,019
   Assumed conversion of Series A Preferred Shares into Common Shares           -        4,664        4,336        4,806
   Assumed conversion of convertible operating partnership units.....           -          949          949          852
   Assumed exercise of options.......................................         586          498          467          170
Weighted average number of Common Shares outstanding - Diluted.......     122,032      132,954      127,279      140,847
                                                                      ===========  ===========  ===========  ===========
(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(2)     Real Estate

     Investments in Real Estate

          Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                   September 30,           December 31,
                                                                      2001                    2000
                                                               Investment     Units    Investment     Units
Apartment Communities:
   Operating communities...................................   $  4,045,024     50,476 $  4,651,275     62,509
   Communities under construction ¹........................        292,302      2,839      298,519      4,107
   Development communities In Planning ¹:
     Owned.................................................         71,405      1,402       75,662      1,902
     Under Control ².......................................              -        991            -      2,167
      Total development communities In Planning............         71,405      2,393       75,662      4,069
        Total apartment communities........................      4,408,731     55,708    5,025,456     70,685
                                                                           ==========              ==========
Other real estate assets...................................         53,728                  10,584
Hotel asset................................................         22,870                  22,870
        Total real estate..................................   $  4,485,329            $  5,058,910
                                                              ============            ============
(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.
(2)	Archstone’s investment as of September 30, 2001 and December 31, 2000 for developments Under Control was $4.0 million and $5.9 million, respectively and is reflected on the “Other assets” caption of Archstone’s Balance Sheets.

          The change in investments in real estate, at cost, consisted of the following (in thousands):

          Balance at January 1, 2001............................................  $  5,058,910
             Apartment communities:
               Acquisition-related expenditures.................................       164,366
               Redevelopment expenditures.......................................        14,214
               Recurring capital expenditures...................................         7,742
               Development expenditures, excluding land acquisitions............       134,284
               Acquisition and improvement of land for development..............        46,677
               Dispositions.....................................................      (981,298)
               Provision for loss on investments................................        (2,710)
                Net apartment community activity................................     4,442,185
             Other:
               Change in other real estate assets, net..........................        43,144
          Balance at September 30, 2001.........................................  $  4,485,329
                                                                                  ============

          At September 30, 2001, we had unfunded contractual commitments of $171.7 million which related to communities under construction.

          We were committed to the sale of 9 apartment communities and certain other real estate assets having an aggregate carrying value of $133.4 million as of September 30, 2001. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from the 9 communities at September 30, 2001, which are included in our earnings from operations for the nine month period ended September 30, 2001 and 2000 were $5.7 million and $6.0 million, respectively.

          During the nine month period ended September 30, 2001, we concluded that the full recovery of certain real estate assets held for sale was doubtful and a provision for possible loss of $2.7 million was recorded to reduce these assets to their estimated fair value. All assets which were identified as impaired were sold in the quarter following the period in which the impairment was identified and the provision was recorded.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(3)     Investments in and Advances to Unconsolidated Real Estate Entities

          We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

                                                                        September 30,   December 31,
                         Investment in and Advances to:                     2001            2000
          Ameriton Properties Incorporated ...........................  $     233,377  $     209,347
          Apartment community joint ventures..........................         30,188         16,673
               Total..................................................  $     263,565  $     226,020
                                                                        =============  =============

          Ameriton Properties Incorporated ("Ameriton") engages in the opportunistic acquisition, development and eventual disposition of apartment communities with a shorter-term investment horizon. In June 2001, the voting stock of Ameriton was acquired by a newly formed entity from a third party for approximately $5.8 million. This new entity is controlled by an executive officer of Archstone.

           Following is a summary of the more significant joint ventures formed during 2001. This information is presented as of the formation date. The joint ventures were formed through the contribution of apartment communities located in 16 non-core markets throughout the United States (dollar amounts in millions):

                                                                                         2001
               Month of venture formation....................................      May ¹       March
               Number of apartment communities in the ventures...............           15           12
               Archstone ownership percentage................................          25%          25%
               Investor partner ownership percentage.........................          75%          75%
               Aggregate fair value of apartment communities.................    $   339.5    $   310.0
               Aggregate net book value of apartment communities.............    $   301.4    $   268.5
               Aggregate  net  book  value  of  debt  and  other  liabilities
                  assumed by the venture.....................................    $    16.8    $    18.5
               Aggregate amount of mortgages obtained by the venture.........    $   225.3    $   202.0
               Cash contributions by investor partner........................    $    82.0    $    71.3
               Cash distributions to Archstone upon contribution of operating
                  communities................................................    $   297.5    $   267.4
               Aggregate net book value of communities contributed, less debt
                  and liabilities assumed by the venture.....................    $   284.6    $   250.0
               Gain recognized...............................................    $    12.9    $    17.4
               Gain deferred.................................................    $    27.3    $    23.8
(1)	Reflects the formation of two joint ventures. One of the joint ventures formed in May includes two operating communities sold to the joint venture by Ameriton or its affiliates. The fair value and net book value related to these communities were $40.9 and $33.9 million, respectively. No gain was recognized by Archstone on these two transactions.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

          For financial reporting purposes, we accounted for the transactions as a partial disposition of communities. As a result of our continuing economic interest in the joint ventures formed in 2001, we deferred gains as outlined above and reduced the carrying value of our investment on the date of formation to $0. Gains on these transactions have effectively been recorded using the cost recovery method of accounting. The cost recovery method results in application of cash proceeds from the partial disposition to the carrying value of the entire asset as if a 100% interest were sold. Under the cost recovery method, gain is recognized only to the extent that such proceeds exceed the entire carrying value. Generally, the deferred gains noted above will be recognized in future periods in the event of a sale of the related assets to a third party. A portion of the deferred gain may also be recognized as income from unconsolidated real estate entities to the extent that our net investment recorded using the equity method of accounting is reduced to an amount less than $0. This could result from cash distributions exceeding our share of joint venture income in a reporting period. The ventures formed in 2001 have a ten-year life with flexible liquidation terms to ensure an orderly disposition of the communities based on prevailing market conditions. Cash distributions to the joint venture partners are paid either monthly or quarterly as defined within each joint venture agreement. The venture partners have no ongoing capital commitments and no obligation to repay cash distributions. We receive management fees for managing the ventures and communities.

(4)      Borrowings

      Unsecured Credit Facilities

          We have a $580 million unsecured revolving credit facility provided by a group of financial institutions led by The Chase Manhattan Bank. The $580 million facility matures in December 2003 and has a one-year extension, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our long-term unsecured senior notes. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $290 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the rating of our Long-Term Unsecured Debt. Archstone paid facility fees on unsecured credit facilities of $0.9 million and $1.1 million during the nine month period ended September 30, 2001 and 2000, respectively. See Note 9, Subsequent Events for a discussion of the $120 million in incremental commitments received from four new financial institutions on our unsecured credit facility, in connection with the merger with Smith Residential.

          The following table summarizes our unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                               Nine Month
                                                                              Period Ended      Year Ended
                                                                              September 30,    December 31,
                                                                                  2001            2000
   Total unsecured revolving credit facility................................  $      580,000  $      580,000
   Borrowings outstanding at end of period..................................               -         150,000
   Weighted average daily borrowings........................................          41,117         305,016
   Maximum borrowings outstanding during the period.........................  $      250,000  $      618,000
   Weighted average daily nominal interest rate.............................           6.71%           7.01%
   Weighted average daily effective interest rate...........................          12.26%           7.45%

          We also have a short-term unsecured borrowing agreement with The Chase Manhattan Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 4.25% to 7.31% during the nine month period ended September 30, 2001. At September 30, 2001 and December 31, 2000, there were $0 million and $43.7 million of borrowings outstanding under this agreement, respectively.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

     Long-Term Unsecured Debt

          Following is a summary of our long-term unsecured senior notes and unsecured tax exempt bonds (collectively, "Long-Term Unsecured Debt") (dollar amounts in thousands):

                                                         Effective     Balance at     Balance at     Average
                                              Coupon      Interest    September 30,  December 31,   Remaining
                  Type of Debt                Rate ¹       Rate ¹²        2001           2000      Life (Years)

     Long-term unsecured senior notes³...      7.49%       7.68%      $  1,312,814   $  1,325,547           6.2
     Unsecured tax-exempt bonds..........      3.59%       5.12%            80,886         75,715           6.7
          Total/average..................      7.26%       7.53%      $  1,393,700   $  1,401,262           6.3
                                           ===========  ============  =============  ============  ============
(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2)	Includes the effect of interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
(3)	The reduction in long-term unsecured senior notes during the period resulted from a scheduled repayment of $12.5 million made in February, 2001.

          The $1.3 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity in 2008 (see - Scheduled Debt Maturities). The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

     Mortgages Payable

          Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see - Scheduled Debt Maturities). Following is a summary of our mortgages payable (dollar amounts in thousands):

                                                                           Principal Balance at
                                                         Effective     -----------------------------
                                                          Interest      September 30,  December 31,
         Type of Mortgage                                 Rate ¹           2001           2000
------------------------------------------------------  -------------  -------------- --------------

Fannie Mae secured debt ².............................      6.28%      $      406,664 $      406,989
Conventional fixed rate...............................      7.87%             249,434        200,694
Tax-exempt fixed rate.................................      7.61%              13,086         17,676
Tax-exempt floating rate..............................      3.89%             210,029        226,325
Other.................................................      5.65%              23,600         24,120
                                                        -------------  -------------- --------------
     Total/average mortgage debt......................      6.17%      $      902,813 $      875,804
                                                        =============  ============== ==============
(1)	Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable as of September 30, 2001.
(2)	Represents a long-term secured debt agreement with the Federal National Mortgage Association ("Fannie Mae"). The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

          The change in mortgages payable during the nine month period ended September 30, 2001 consisted of the following (in thousands):

         Balance at January 1, 2001....................................................... $     875,804
              Regularly scheduled principal amortization..................................        (3,399)
              Mortgage assumptions related to property acquisitions.......................        70,589
              Prepayments, final maturities and other.....................................       (40,181)
         Balance at September 30, 2001.................................................... $     902,813
                                                                                           =============

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

     Scheduled Debt Maturities

          Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2001 are as follows (in thousands):

                                                                     Mortgages Payable
                                                                 Regularly
                                                  Long-Term      Scheduled       Final
                                                  Unsecured      Principal     Maturities
                                                    Debt        Amortization    and Other        Total
2001 (October through December)..............    $     57,278  $        1,407 $          65  $      58,750
2002.........................................          97,810           5,929            65        103,804
2003.........................................         171,560           5,823        52,311        229,694
2004.........................................          51,560           6,845        36,411         94,816
2005.........................................         251,560           6,123        27,981        285,664
Thereafter...................................         763,932         115,736       644,117      1,523,785
     Total...................................    $  1,393,700  $      141,863 $     760,950  $   2,296,513
                                                 ============  ============== =============  =============

          The average annual principal payments due from 2006 to 2020 are $99.5 million per year.

          The $580 million unsecured credit facility matures in December 2003 and has a one year extension, exercisable at our option.

     Other

          Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and during the nine month period ended September 30, 2001.

          For the nine months ended September 30, 2001 and 2000, the total interest paid on all outstanding debt was $121.9 million and $126.0 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine month period ended September 30, 2001 and 2000 was $15.1 million and $18.7 million, respectively.

          Amortization of loan costs included in interest expense for the nine month period ended September 30, 2001 and 2000 was $3.6 million and $3.7 million, respectively.

          See Note 7 for a summary of derivative instruments used in connection with our debt instruments.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(5)      Minority Interest

     Perpetual Preferred Units

          At various dates, consolidated subsidiaries of Archstone have issued perpetual preferred units to limited partnerships in exchange for cash. All perpetual preferred units issued to date have a liquidation preference of $25 per unit and are paid a fixed cumulative quarterly distribution each quarter. We have the option to redeem the units at par on dates ranging from 2004 to 2005. Unless redeemed, the units are convertible into a specified series of Archstone non-convertible perpetual preferred shares after certain dates. Following is a summary of outstanding perpetual preferred units as of September 30, 2001:

                                                                              Annual          Convertible
                                                               Total       Distribution     into Perpetual
                           Effective                        Liquidation        Rate         Preferred Shares
     Series              Issuance Date           Units       Preference     (Per unit)        on or After
Archstone Communities Limited Partnership:
    Series E       August 13, 1999...........     520,000  $   13 million  $      2.0938  August 13, 2009
    Series E       November 19, 1999.........     400,000      10 million         2.0938  August 13, 2009
    Series E       February 4, 2000..........     680,000      17 million         2.0938  August 13, 2009
                                                1,600,000  $   40 million  $      2.0938
Archstone Communities Limited Partnership II:
    Series F       September 27, 1999........     800,000  $   20 million  $      2.0313  September 27, 2009
    Series G       March 3, 2000.............     600,000      15 million         2.1563  March 3, 2010
                                                1,400,000  $   35 million  $      2.0849
                       Total ................   3,000,000  $   75 million  $      2.0896
                                               =========== ==============  =============
     Convertible Operating Partnership Units

          As of September 30, 2001 and 2000, there were approximately 949,000 convertible operating partnership units ("OP Units") outstanding that had been issued in exchange for real estate by consolidated subsidiaries of Archstone. The units are convertible into Common Shares on a one-for-one basis and are entitled to distributions in amounts equal to those distributed on Common Shares.

     General

          All of the units are reflected as minority interest in the accompanying Balance Sheets. The income allocated to these minority interests, which is generally equal to the amount of unit distributions, is reflected as minority interest expense in the accompanying Statements of Earnings. We do not recognize gains related to the issuance of partnership interests.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

          The following table summarizes Archstone's ownership percentage in each limited partnership before and after the issuance of partnership units during the periods covered by these financial statements:

                                                                                  Archstone Equity as a
                                                                                   Percentage of Total
                                                                                   Partnership Equity
         Partnership              Description of Unit      Transaction          Before            After
            Name                Issuance During Period         Date           Transaction      Transaction

ACL¹.......................  680,000 Preferred Units         02/04/00            78.0%            77.0%
ACL¹.......................  350,590 OP Units                03/16/00            77.0%            76.0%
ACL II²....................  600,000 Preferred Units         03/03/00            78.0%            60.0%
(1)	"ACL" refers to Archstone Communities Limited Partnership
(2)	"ACL II" refers to Archstone Communities Limited Partnership II

(6)      Shareholders' Equity and Distribution to Shareholders

          The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three month periods ended March 31, June 30 and September 30, 2001 and the annualized dividend we expect to pay for 2001:

                                                                  Quarterly      Annualized
                                                                Cash Dividend   Cash Dividend
                                                                  Per Share       Per Share
             Common Shares.................................    $        0.41    $        1.64
             Series A Convertible Preferred Shares¹........    $        0.55    $        2.21
             Series B Preferred Shares¹ ²..................    $         N/A    $         N/A
             Series C Preferred Shares¹....................    $        0.54    $        2.16
             Series D Preferred Shares¹....................    $        0.55    $        2.19
(1)	The liquidation preference on all preferred series is $25 per share.
(2)	All of the outstanding Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redeemed on May 7, 2001. The cash dividend paid for the period from April 1, 2001 to May 7, 2001 was $0.23125 per share.

          On October 31, 2001, Archstone-Smith Trust's Board of Trustees declared the fourth quarter 2001 cash distribution of $0.41 per Common Share, payable on November 29, 2001, to shareholders of record on November 15, 2001. This dividend marks the company's 104th consecutive quarter of common dividends declared.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(7)      Financial Instruments and Hedging Activities

     Fair Value of Financial Instruments

          At September 30, 2001 and December 31, 2000, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. Following is a table summarizing these financial instruments (in thousands):

                                                         Balance at                  Balance at
                                                     September 30, 2001          December 31, 2000
                                                    Carrying     Estimated     Carrying     Estimated
                                                     Amounts     Fair Value     Amounts     Fair Value
Stock investments..............................    $     3,215  $      3,215  $    16,182  $    16,182
Borrowings:
     Unsecured credit facilities...............    $         -  $          -  $   193,719  $   193,719
     Long-Term Unsecured Debt..................      1,393,700     1,462,733    1,401,262    1,392,216
     Mortgages payable.........................        902,813       937,428      875,804      892,733
Interest rate contracts:
     Interest rate swaps.......................    $     1,020  $      1,020  $         -  $     6,599
     Interest rate caps........................             17            17          715          559

          The amounts labeled "stock investments" in the table above include both investments in private equity securities for which there is no readily determinable fair market value and publicly-traded equity securities for which there is a readily determinable fair market value. The publicly-traded equity securities are classified as "available for sale securities" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company's operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. As a result of this evaluation process, management concluded that the decline in value of its investments in private technology and service related companies was other than temporary and recorded charges to provision for loss on investments during the nine month period ended September 30, 2001 aggregating $9.6 million.

     Hedging Activities

          We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

          To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition.

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

     Derivatives and Hedging Activities

          We adopted SFAS No. 133/138, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce borrowing costs. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

          For financial reporting purposes, the accounting will vary depending on the type of hedge and its effectiveness. With respect to a fair value hedge, both changes in the fair value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no resulting earnings impact, except for the portion of the hedge that proves to be ineffective, if any. In the case of a cash flow hedge, changes in fair value related to the effective portion of the hedge are accumulated in other comprehensive income and subsequently reclassified to earnings during the period that the hedged item impacts earnings. Any portion of the cash flow hedge that is ineffective at offsetting cash flows will be recognized in earnings immediately. For example, the reduction in fair value on a cash flow hedge, such as an interest rate cap, relating to the passage of time is recorded in earnings each period.

          Upon adoption of SFAS No. 133/138, on January 1, 2001 we recorded a net transition unrealized loss of approximately $205,000 in other expense, related to the cumulative effect of an accounting change. In addition, for the nine month period ended September 30, 2001 we recorded a $492,000 charge to other expense related to the change in time value of our interest rate caps and a $297,000 charge to interest expense relating to an interest rate swap designated as a cash flow hedge that was more than 100% effective at offsetting interest rates on the underlying hedged debt. Based on current interest rates, we anticipate that over the next twelve months we will record interest expense of approximately $2.9 million resulting from the reclassification of a portion of the $7.9 million unrealized loss relating to cash flow hedges currently recorded in accumulated other comprehensive income. The combination of this expense with the lower interest expense we expect to pay on the underlying floating rate debt will result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. As a matter of policy, we pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standard.

          The following table summarizes the notional value, carrying value and estimated fair value of our derivative financial instruments, as of September 30, 2001 (in thousands). The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                                    Carrying and
                                                     Notional         Maturity     Estimated Fair
                                                      Amount         Date Range        Value
         Cash flow hedges:
            Interest rate caps.................    $     152,958     2002-2005                 17
            Interest rate swaps................          205,000     2001-2006             (8,208)
              Total cash flow hedges...........    $     357,958     2001-2006             (8,191)
         Fair value hedges:
            Interest rate swaps................    $     104,005     2006-2008              7,347
            Total rate of return swaps.........           69,756     2004-2007              1,881
              Total fair value hedges..........    $     173,761     2004-2008              9,228
                 Total hedges..................    $     531,719     2001-2008              1,037
                                                   =============  ==============  ===============

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(8)      Segment Data

          We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on Net Operating Income (rental revenues less rental expenses and real estate taxes, excluding depreciation) for purposes of making decisions about allocating resources and assessing segment performance.

          Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues and (ii) Net Operating Income to consolidated earnings from operations (in thousands):

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                              2001       2000        2001       2000
Reportable apartment communities segment revenues.....     $ 151,452   $ 171,517  $ 476,815   $ 513,210
Other non-reportable operating segment revenues ¹.....        12,222      16,372     22,694      36,508
     Total segment and consolidated revenues..........     $ 163,674   $ 187,889  $ 499,509   $ 549,718
                                                           =========   =========  =========   =========

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                              2001        2000      2001         2000
 Reportable apartment communities segment Net Operating
     Income ...........................................    $ 100,191   $ 113,683  $ 321,634   $ 343,949
Other  non-reportable  operating  segment Net Operating
     Income ...........................................        1,176       1,303      2,980       3,141
     Total segment Net Operating Income ...............      101,367     114,986    324,614     347,090

Reconciling items:

     Income from unconsolidated real estate entities ..        6,958       1,506      8,169       2,707
     Other income .....................................        3,999      13,559     11,281      30,651
     Depreciation on real estate investments ..........      (29,238)    (36,655)   (90,733)   (109,876)
     Interest expense .................................      (31,904)    (37,483)   (98,980)   (109,010)
     General and administrative expenses ..............       (6,689)     (5,640)   (18,495)    (17,391)
     Other expenses ...................................       (4,935)       (302)   (15,876)     (4,121)
Consolidated earnings from operations .................    $  39,558   $  49,971  $ 119,980   $ 140,050
                                                           =========   =========  =========   =========
(1)	The nine month period ended September 30, 2001 was primarily comprised of gains from the sale of Ameriton communities, interest income, rental revenue from a hotel, net gains from the sale of technology investments and other income. The nine month period ended September 30, 2000 primarily includes interest income on the Homestead Notes, which were sold during 2000, a gain from the sale of Spectrum Apartment Locators, rental revenue from a hotel and other income.

          Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of its consolidated revenues.

(9)      Subsequent Events

           On October 26, 2001, the $100 million note extended to Smith Partnership on July 27, 2001 was repaid in full, along with all accrued interest due.

          During October 2001, Archstone merged with Smith Residential and reorganized into an umbrella partnership real estate investment trust ("UPREIT") structure. Smith Residential was a REIT based in Washington, D.C. which primarily developed, owned and managed high-rise and garden-style apartment units in Washington, D.C, Chicago, Boston, and Southeast Florida. A complete description of the merger and reorganization may be found in the Archstone-Smith Trust Registration Statement on Form S-4 (SEC file No. 333-63734). The following summarizes the company's merger and reorganization:

Archstone Communities Trust

Notes to Condensed Consolidated Financial Statements - (Concluded)

•	On October 29, 2001, Archstone's shareholders approved the reorganization of Archstone into an UPREIT structure. To accomplish this reorganization, Archstone-Smith, a wholly owned subsidiary of Archstone, created a wholly owned merger subsidiary. Archstone then merged with the newly created merger subsidiary with Archstone surviving the merger and becoming a wholly owned subsidiary of Archstone-Smith and continuing under the name "Archstone-Smith Operating Trust". In consideration of the merger, Archstone shareholders received one Archstone-Smith common share in exchange for one Archstone common share and holders of Archstone preferred shares received preferred shares of Archstone-Smith with preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms or conditions of redemption identical to the corresponding series of Archstone preferred shares for which they were converted, except for changes that do not materially and adversely affect the former holders of the Archstone preferred shares. Archstone shareholders also approved the merger of Archstone-Smith with Smith Residential and the merger of Archstone-Smith Operating Trust (the "Operating Trust") with Charles E. Smith Residential Realty L.P. ("Smith Partnership").

•	On October 29, 2001, Smith Residential's shareholders approved the merger with Archstone-Smith and partners of Smith Partnership approved the merger with Archstone. In consideration of the merger, stockholders of Smith Residential received, in exchange for each share of Smith Residential common stock, 1.975 Archstone-Smith common shares of the same type and class with similar rights and preferences. Holders of Smith Residential preferred stock received preferred shares of Archstone-Smith with preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms or conditions of redemption identical to the corresponding series of Smith Residential preferred stock for which they were converted, except for changes that do not materially and adversely affect the former holders of the Smith Residential preferred stock.

•	On October 31, 2001, the merger of Smith Residential with and into Archstone-Smith and the merger of Smith Partnership with and into the Operating Trust was completed. In connection with closing the merger, Archstone-Smith acquired the assets and assumed the liabilities of Smith Residential, and the Operating Trust acquired the assets and assumed the liabilities of Smith Partnership. Prior to the merger Smith Residential's assets consisted primarily of its interest in Smith Partnership.

           On November 1, 2001, Archstone-Smith received $120 million of incremental commitments from four new financial institutions on its unsecured credit facility, which increases the total available capacity under the unsecured credit facility from $680 million to $800 million.

           On November 1, 2001, Archstone-Smith paid off approximately $220 million in Smith Partnership credit facilities. Archstone-Smith drew down approximately $185.0 million on its credit facilities to fund payment of Smith Partnership credit facilities assumed in the merger.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone Communities Trust:

          We have reviewed the accompanying condensed consolidated balance sheet of Archstone Communities Trust (the "Trust") as of September 30, 2001, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2001 and 2000, the condensed consolidated statement of shareholders' equity for the nine month period ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Trust's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2000, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2001, except as to Note 16, which is as of February 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

KPMG LLP

Chicago, Illinois
November 1, 2001

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

           Certain statements in this Form 10-Q that are not historical facts are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

           Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith's Current Report on Form 8K, filed on November 1, 2001, for a more complete discussion of risk factors that could impact our future financial performance.

          The information presented in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on the financial position and results of operations for Archstone on a stand-alone basis and does not consider the merger of Smith Partnership with and into Archstone (the "Smith Partnership Merger") or the merger of Smith Residential with and into Archstone-Smith (the "Smith Residential Merger" and, together with the Smith Partnership Merger, the "Smith Mergers"), unless otherwise indicated since the Smith Residential Merger was consummated after September 30, 2001. Please refer to the registration statements on Form S-4 filed for Archstone-Smith Trust and Archstone-Smith Operating Trust for a complete discussion of the Smith Residential Merger.

     Smith Merger

           During October 2001, Archstone-Smith (the "Company") merged with Smith Residential and reorganized into an UPREIT structure. Smith Residential was a publicly traded real estate investment trust ("REIT") based in Washington, D.C. which primarily developed, owned and managed high-rise and garden-style apartment units in Washington, D.C, Chicago, Boston, and Southeast Florida.

           On October 29, 2001, our shareholders approved (i) the conversion of Archstone into an umbrella partnership real estate investment trust, or "UPREIT" structure, (ii) the merger of Archstone-Smith with Smith Residential (prior to the Smith Residential Merger, Smith was a publicly-traded REIT), and (iii) the merger of Archstone-Smith Trust with Smith Residential. On October 31, 2001, the merger of Smith Residential with and into Archstone-Smith and the merger of Smith Partnership with and into Archstone were completed. In connection with closing the merger, Archstone-Smith acquired the assets and assumed the liabilities of Smith Residential, which consisted primarily of its interest in Smith Partnership, and Archstone acquired the assets and assumed the liabilities of Smith Partnership.

           The combined company operates under the name Archstone-Smith Trust and conducts substantially all of its business and owns substantially all of its assets through Archstone-Smith Operating Trust. In accordance with the terms of the Smith Mergers, each outstanding share of Smith Residential common stock (NYSE: SRW) and each outstanding Smith Partnership common unit were converted into 1.975 Archstone-Smith common shares and 1.975 Operating Trust common units, respectively. In addition, Archstone assumed Smith Residential's debt and other liabilities upon consummation of the Smith Merger. The Smith Mergers were structured as tax-free mergers and were accounted for under the purchase method.

          On November 1, 2001, Archstone-Smith paid off approximately $220 million in Smith Partnership credit facilities. Archstone-Smith drew down approximately $185.0 million on its credit facilities to fund payment of Smith Partnership credit facilities assumed in the merger.

          As a result of the Smith Mergers, Archstone-Smith through Archstone-Smith Operating Trust now has the following important attributes:

(1)	A highly desirable portfolio of well-located apartment communities in protected markets across the country. Approximately 78% of Archstone-Smith's portfolio is located in the greater Washington, D.C. metropolitan area, California, Boston, Chicago, Southeast Florida and Seattle. These are all markets that we believe will perform very well over the long term because of the difficulty of adding new supply.
(2)	High-rise development and management capabilities, which will allow us to expand the high-rise business into our west coast markets and the greater New York City area.
(3)	We are organized in a more typical UPREIT structure which we believe will give us a greater ability to acquire assets using a tax deferred acquisition currency.
(4)	The merger of Archstone and Smith Residential brings together what management believes are the two most respected brands in the apartment industry. The high-rise apartments will continue to operate under the Charles E. Smith brand name and all garden-style apartments will continue to operate under the Archstone brand name.
(5)	A larger market capitalization which will provide increased liquidity to shareholders.
(6)	Economies of scale resulting from the adoption of best practices, including the elimination of public company costs and other redundant expenses, which in aggregate, are expected to produce identified cost savings of approximately $7-8 million annually, in early to mid 2002.
(7)	A strong balance sheet that was further enhanced by the addition of $120 million of incremental commitments from four new financial institutions on our unsecured credit facilities, which were received in connection with the closing of the Smith Mergers. These new commitments increased our borrowing capacity from $680 million to $800 million.

          Archstone-Smith has a strategic national presence with 232 garden-style and high-rise apartment communities, representing a total of 80,744 units, including 3,545 units under construction, based upon the apartment portfolios of Archstone and Smith Residential on November 1, 2001.

Results of Operations

     Overview

           Our basic net earnings attributable to Archstone's Common Shares of beneficial interest ("Common Shares") decreased $35.7 million (45.1%) during the three month period ended September 30, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a $13.5 million reduction in apartment community Net Operating Income ("NOI") due primarily to a reduction in the number of operating properties due to significant disposition activity, a $27.7 million decrease in gains on dispositions of depreciated real estate and a $9.6 million decrease in other income. The decrease in other income was principally a result of a $9.3 million gain on the sale of our Homestead Village Incorporated ("Homestead") notes during the third quarter of 2000 and a corresponding $1.7 million reduction in interest income from those notes. We also incurred $2.4 million of merger related costs during third quarter of 2001, including the relocation of the Company's accounting department from El Paso, Texas to Denver, Colorado. Additionally, we had a $2.4 million increase in the provision for loss on investments due to a $1.7 million increase in provision for loss on technology and service-related equity investments and a $0.7 million provision for loss on real estate. These decreases in income and increases in expenses were partially offset by a $7.5 million reduction in depreciation expense and a $5.6 million reduction in interest expense resulting primarily from the significant disposition activity. Additionally, income from unconsolidated subsidiaries increased $5.5 million due principally to the recognition by Ameriton of gains from the sale of three operating communities during the quarter.

          Our basic net earnings attributable to Common Shares decreased $19.8 million (10.0%) during the nine month period ended September 30, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a $22.3 million reduction in apartment community NOI (due principally to a reduction in the number of operating properties due to significant disposition activity), a $3.2 million decrease in gains on disposition of depreciated real estate, a $13.6 million reduction in interest income (primarily from the Homestead Notes which were sold during 2000), a $9.3 million increase in provision for loss on investments relating primarily to technology and service-related equity investment write-offs, and $2.6 million in merger related costs incurred during 2001. Partially offsetting these decreases were a $19.1 million decrease in depreciation expense, a $10.0 million reduction in interest expense, and a $3.9 million reduction in preferred share dividends.

     Apartment Community Operations

          At September 30, 2001, investments in apartment communities comprised over 99% of our total real estate portfolio. The following table summarizes overall performance of our apartment communities for each period (in thousands, except for units and percentages):

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                     2001         2000         2001         2000
Rental revenues............................................      $   151,452  $   171,517  $   476,815  $   513,210
Property operating expenses................................           51,261       57,834      155,181      169,261
Net Operating Income.......................................      $   100,191  $   113,683  $   321,634  $   343,949
                                                                 ===========  ===========  ===========  ===========
Operating margin (Net Operating Income/rental revenues)....            66.2%        66.3%        67.5%        67.0%
                                                                 ===========  ===========  ===========  ===========
Average occupancy during period............................            94.9%        96.8%        95.0%        96.1%
Average number of operating units..........................           50,443       64,716       54,022       66,781

          The following table reflects revenue, expense and NOI growth for same-store communities, meaning the group of apartment communities that were fully operating during the nine month period ended September 30 for each respective comparison period:

                                      Same-Store       Same-Store      Same-Store Net       Number
                                        Revenue          Expense         Operating            of
                                        Growth           Growth        Income Growth     Operating Units

     2001........................         6.11%            5.06%            6.61%             37,496
     2000........................         6.54%            3.97%            7.84%             42,327

          Due to prevailing economic conditions, the Company's third quarter same-store revenue growth decreased to 3.77% compared to 7.33% in the second quarter of 2001. For the nine-month period ended September 30, same-store revenue growth decreased to 6.11% compared to 6.54% for the same period in the prior year. The decrease in same-store revenue growth is the result of a decline experienced during the third quarter and results from deterioration of macroeconomic conditions that negatively affected demand, particularly in the San Francisco Bay Area.

          Additionally, rising insurance costs have also reduced same-store NOI growth. Upon renewal of our insurance policies in July 2001, we experienced an increase of in annual premiums due to tightening insurance markets, particularly with respect to earthquake insurance, which will impact earnings over the ensuing four quarters. We believe the broader real estate market is also likely to experience significant premium increases.

          During the third quarter of 2001, our best performing markets were the greater Washington, D.C. metropolitan area, Boston, Southern California and Southeast Florida. These markets comprised approximately 37.5% of Archstone's NOI during the quarter.

     Income from Unconsolidated Real Estate Entities

          Income from unconsolidated real estate entities increased $5.5 million for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000, due primarily to recognition of Ameriton gains from the sale of three operating communities, which closed during the three month period ended September 30, 2001. Ameriton's investment strategy is to opportunistically acquire, reposition and develop apartment communities for sale to third parties. See Note 3 contained in Item 1 for additional information on income from unconsolidated real estate entities.

      Other Income

          Other income decreased $9.6 million and $19.4 million for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000 primarily due to a one-time gain of $9.3 million during the third quarter of 2000 on the sale of the Homestead Notes and a reduction in interest income. Interest income on the Homestead Notes decreased $1.7 million and $13.6 million for the three and nine month periods ended September 30, 2001 compared to the same period in the prior year.

     Depreciation Expense

          The $7.4 million and the $19.1 million decreases in depreciation expense for the three and nine month periods ended September 30, 2001 as compared to 2000 resulted primarily from the net disposition of operating communities during 2000 and 2001.

     Interest Expense

          Net interest expense decreased $5.6 million and $10.0 million, respectively, for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000. The net decreases resulted from an overall decrease in gross interest expense partially offset by lower capitalized interest. The respective decreases in gross interest expense of $6.3 and $13.6 million for the three and nine month periods was attributable to lower average borrowings outstanding on our unsecured credit facilities and fewer outstanding mortgage notes during 2001 as a result of community dispositions. These decreases in gross interest were partially offset by respective decreases in capitalized interest of $0.8 and $3.6 million for the three and nine month periods due to lower levels of communities undergoing active construction.

     General and Administrative Expenses

          The increase in general and administrative expenses for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000 relates principally to higher long-term incentive plan expenses, higher payroll and professional fees. These increases were offset by lower travel-related costs and a reduction in administrative services agreement expenses due to the internalization of previously outsourced administrative functions.

     Provision for Loss on Investments

          Provisions for loss on investments increased $2.4 million during the three month period ended September 30, 2001, compared to the same period in 2000. The increase was the result of a $1.7 million reduction in the estimated fair value of technology and service-related equity investments coupled with a $0.7 million reduction in the estimated fair value of certain real estate investments held for sale. For the nine month period ended September 30, 2001, provisions for loss on investments increased $9.1 million as compared to the same period in 2000. The increase is attributable to a $9.6 reduction in the estimated fair value of technology and service-related equity investments and a $2.7 reduction in the estimated fair value of certain real estate investments held for sale. These increases were offset by the $2.8 million provision for loss in 2000 related to the conversion feature on the Homestead Notes which were sold in the third quarter of 2000.

     Impact of Disposition Activities

          During the nine month period ended September 30, 2001 we disposed of 46 apartment communities and certain other real estate assets representing a total transaction value of approximately $1.0 billion and net proceeds of approximately $900 million, including $650 million related to joint ventures formed with an institutional investor in March 2001 and May 2001. See Note 3 contained in Item 1 of this Form 10-Q for a more detailed discussion of our joint venture activity. During the nine month period ended September 30, 2000, we disposed of 34 apartment communities and certain other assets representing gross proceeds of $625.3 million. Aggregate net gains of $80.3 million and $83.5 million were recorded during the nine months ended September 30, 2001 and 2000, respectively. Our total disposition target for 2001 is approximately $1.1-$1.2 billion.

Liquidity and Capital Resources

          We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone's liquidity and financial position are sufficient to meet all of our cash flow needs during 2001 and the foreseeable future. See Archstone's Statements of Cash Flows contained in Item 1 of this Form 10-Q for a summary of operating, investing and financing activities for the nine month period ended September 30, 2001 and 2000.

     Operating Activities

           Net cash flow provided by operating activities decreased by $38.7 million, or 16.0%, for the nine month period ended September 30, 2001 as compared to the same period of 2000. This decrease is primarily due to a high volume of dispositions during 2000 and 2001 and to lower interest income resulting from the sale of the Homestead Notes in July 2000. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

     Investing and Financing Activities

          For the nine month period ended September 30, 2001, investments in real estate of $344.8 million, the repayment of $238.4 million of long term debt and credit facilities, the repurchase of $50.0 million in Common Shares, the redemption of $104.7 million of Series B Preferred Shares and the $121.9 million increase in our tax-deferred exchange escrow were financed primarily with cash flow from operations and disposition proceeds, including proceeds from joint venture transactions. During the remainder of 2001, we expect to fund acquisitions, development activity and costs associated with the proposed merger with Smith Residential with cash flows from operations, the use of available cash, including the cash held in our tax-deferred exchange escrow, and proceeds from future dispositions and with borrowings under unsecured credit facilities, if necessary. Real estate investments of $499.0 million and the repurchase of $179.4 million of common shares during the nine month period ended September 30, 2000 were financed primarily with cash flow from operations, disposition proceeds (including proceeds from joint venture transactions), net proceeds from the issuance of Long-Term Unsecured Debt, net proceeds from secured debt financing and cash held in our tax-deferred exchange escrow.

          Other significant financing activity included the payment of $170.5 million and $178.4 million in Common Share, Preferred Share and minority interest dividends/distributions for the nine month period ended September 30, 2001 and 2000, respectively. In order to help fund short term liquidity needs of Smith Residential, encumbering additional Smith Partnership assets and incurring third party financing fees, we extended a $100 million loan to Smith Partnership during July 2001, which was repaid in full along with all accrued interest due on October 26, 2001. In addition, we prepaid mortgages due to community dispositions of $28.8 million and $34.1 million during the nine month period ended September 30, 2001 and 2000, respectively.

          Our most significant non-cash investing and financing activities during the nine month period ended September 30, 2001 and 2000 included: (i) the assumption of mortgages payable upon the purchase of apartment communities; (ii) the transfer of operating communities for interests in joint ventures and equity investees; (iii) the assumption of a mortgage liability and operating liabilities by a joint venture in exchange for an ownership interest in joint ventures; and (iv) the exchange of Homestead Notes for Archstone Common Shares.

     Scheduled Debt Maturities and Interest Payment Requirements

          Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of September 30, 2001, giving effect to the Smith Merger, we have approximately $59.9 million of long-term debt maturing during the remainder of 2001, $142.7 million maturing during 2002 and $235.1 million maturing during 2003. See Note 4 contained in Item 1 of this Form 10-Q for more information on scheduled debt maturities for Archstone on a stand alone basis.

          We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $185.0 million outstanding as of November 9, 2001. Archstone's Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.5% and 6.2%, respectively, as of September 30, 2001. These rates give effect to the amortization of facility fees, loan origination costs and the impact of interest rate swaps and caps, as applicable.

          We were in compliance with all financial covenants pertaining to our debt instruments as of and for the nine month period ended September 30, 2001.

     Shareholder Dividend Requirements

          Based on distribution levels for 2001, the number of shares and units outstanding as of October 31, 2001 and giving effect to the Smith Mergers, we anticipate that we will pay the following dividends/distributions during the next 12 months (in thousands, except per share amounts):

                                                                                     Per Share      Total
Common Share distributions......................................................   $       1.64  $   323,326
Series A Convertible Preferred Share dividends..................................           2.21        7,012
Series C Preferred Share dividends..............................................           2.16        4,246
Series D Preferred Share dividends..............................................           2.19        4,353
Series H Preferred Share dividends..............................................           2.02        5,333
Series I Preferred Share dividends..............................................        7660.00        3,830
Series J Preferred Share dividends..............................................           3.10        2,123
Series K Preferred Share dividends..............................................           3.10        2,067
Series L Preferred Share dividends..............................................           3.19        2,045
Series E perpetual preferred limited partnership unit distributions¹............           2.09        3,350
Series F perpetual preferred limited partnership unit distributions¹............           2.03        1,625
Series G perpetual preferred limited partnership unit distributions¹............           2.16        1,294
Other distributions on minority interests¹......................................           1.64        1,556
     Total dividend/distribution requirements...................................                 $   362,160
                                                                                                 ===========

(1)	See Note 5 contained in Item 1 for information on the perpetual preferred limited partnership units and other minority interests.

     Planned Investments

          Following is a summary of unfunded planned investments as of October 31, 2001 (dollar amounts in thousands) giving effect to the Smith Mergers. The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that we are contractually committed to fund for communities under construction.

                                                                                     Planned Investments
                                                                       Units     Discretionary     Committed
Communities under construction.................................           3,545  $           -  $      228,268
Communities In Planning and owned..............................           1,402        207,537               -
Communities In Planning and Under Control......................           2,142        488,197               -
Operating community acquisitions under contract................             646        104,359               -
     Total.....................................................           7,735  $     800,093  $      228,268
                                                                    ===========  =============  ==============

          In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

          We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2001 and 2002 and expect to start construction on approximately $200-$300 million, based on total expected investment, of communities that are currently In Planning during the remainder of 2001. We would expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. We expect to complete the acquisition of 3 operating communities currently under contract by the end of 2001. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

     Funding Sources

          We funded our investment activities, operating needs and the expenses incurred in connection with the Smith Mergers primarily with cash on hand, cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone's performance in 2000, we anticipate that net cash flow from operating activities during 2001 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had approximately $615.0 million in available capacity on unsecured credit facilities and approximately $156.0 million of cash in tax-deferred exchange escrow account at November 9, 2001. During the nine month period ended September 30, 2001 we disposed of 46 apartment communities and certain other real estate assets representing gross proceeds of $1.0 billion, including joint venture transactions. The disposition target for 2001 is approximately $1.1-$1.2 billion.

          Archstone-Smith Operating Trust has $577.2 million in shelf-registered securities, which can be issued in the form of Long-Term Unsecured Debt on an as-needed basis, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

     Other Contingencies and Hedging Activities

          Archstone is a party to various claims and routine litigation arising in the ordinary course of business. When considering the company's insurance coverage and other aspects of our risk management program, we do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

          Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize interest rate swaps and caps as interest rate hedges to lower our overall borrowing costs. See Note 7 contained in Item 1 of this Form 10-Q for more information on derivative financial instruments currently in use.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      Stock Investments

          We have both public and private investments in the equity securities of technology and other companies. The publicly-traded equity securities are classified as "available for sale securities" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company's operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. As a result of this evaluation process, management concluded that the decline in value of its investments in private technology and service companies was other than temporary and recorded a charge to provision for loss on investments during the nine month period ended September 30, 2001 of $9.6 million. After giving effect to this valuation adjustment, as of September 30, 2001 Archstone had remaining stock investments with an aggregate carrying and estimated fair value of $3.2 million.

          The broader technology sector, including the sectors in which some of our investees operate, is currently suffering from a decreased supply of capital and depressed market valuations. The inability of these companies to raise capital at a satisfactory price in the near term could impair their ability to fund immediate obligations, including working capital requirements, and could result in the failure of those companies. In the event that our remaining stock investments are deemed to be partially or fully impaired, the resulting write-down of our investment would have a negative impact on our net earnings and could adversely affect the price of our Common Shares.

     Use of Derivatives in Hedging Activities

          We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not nor do we expect to sustain a material loss from the use of these hedging instruments.

          To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition.

          The following table summarizes the notional value, carrying value and estimated fair value of our derivative financial instruments, as of September 30, 2001 (in thousands). The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                                    Carrying and
                                                     Notional         Maturity     Estimated Fair
                                                      Amount         Date Range        Value
         Cash flow hedges:
            Interest rate caps.................    $     152,958     2002-2005                 17
            Interest rate swaps................          205,000     2001-2006             (8,208)
              Total cash flow hedges...........    $     357,958     2001-2006             (8,191)
         Fair value hedges:
            Interest rate swaps................    $     104,005     2006-2008              7,347
            Total rate of return swaps.........           69,756     2004-2007              1,881
              Total fair value hedges..........    $     173,761     2004-2008              9,228
                 Total hedges..................    $     531,719     2001-2008              1,037
                                                   =============  ==============  ===============

     Interest Rate Sensitive Liabilities

          The table below provides information about Archstone's liabilities that are sensitive to changes in interest rates as of September 30, 2001. As the table incorporates only those exposures that existed as of September 30, 2001, it does not consider those exposures or positions which could arise after that date, including those assumed in the Smith Mergers. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of September 30, 2001, the information presented herein is merely an estimate and has limited predictive value. As a result, Archstone's ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to interest rate caps and swaps, where applicable (in thousands):

                                                Expected Maturity/Principal Repayment Schedule at
                                          September
                                             30,                        December 31,
                                                                                                                    Estimated
                                                                                                          Total        Fair
                                             2001      2002      2003      2004      2005    Thereafter   Balance    Value ¹
Interest rate sensitive liabilities:

   Long-Term Unsecured Debt:
     Fixed rate.........................  $   57,278 $  97,810 $ 171,560 $  51,560 $ 251,560 $  683,046 $ 1,312,814 $ 1,381,847
      Average nominal interest rate ²...       7.50%     7.54%     7.59%     7.63%     7.57%      7.50%           -           -
     Variable rate ³....................  $        - $       - $       - $       - $       - $   80,886 $    80,886 $    80,886
      Average nominal interest rate ²...           -         -         -         -         -      3.59%           -           -
   Mortgages payable:
     Fixed rate debt....................  $    1,263 $   4,877 $  56,925 $   4,686 $  32,683 $  473,900 $   574,334 $   608,949
      Average nominal interest rate ²...       7.51%     7.51%     7.44%     7.37%     7.38%      7.38%           -           -
     Variable rate debt.................  $      209 $   1,117 $   1,210 $  38,569 $   1,421 $  285,953 $   328,479 $   328,479
      Average nominal interest rate ²...       5.58%     5.58%     5.58%     5.69%     5.80%      5.80%           -           -
(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.
(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at September 30, 2001. The weighted average effective interest rate on the Long-Term Unsecured Debt and mortgages payable was 7.5% and 6.2%, respectively, as of September 30, 2001. The unsecured credit facilities had no outstanding balance.
(3)	Represents unsecured tax-exempt bonds.

PART II – OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1 Computation of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1 Letter from KPMG LLP dated November 14, 2001 regarding unaudited financial information

99.1 Current Development Activity

(b)	Reports on Form 8-K: The following report on Form 8-K was filed during the quarter of the period covered by this report.

On September 4, 2001, Archstone filed a Form 8-K disclosing supplemental information on the merger with Smith Residential.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE-SMITH TRUST

                                     BY:            /S/ CHARLES E. MUELLER, JR.
                                            -------------------------------------------
                                                       Charles E. Mueller, Jr.
                                                      Chief Financial Officer
                                                    (Principal Financial Officer)

                                     BY:            /S/ WILLIAM KELL
                                            -------------------------------------------
                                                           William Kell
                                                 Senior Vice President and Controller
                                                     (Principal Accounting Officer)

Date: November 14, 2001