Form 10-Q
period 2002-05-14
ARCHSTONE SMITH TRUST
filed 2002-05-15
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [ X ]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

   [    ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from           to         .
                                                         ---------    --------

Commission File Number 1-16755

ARCHSTONE-SMITH TRUST

(Exact name of registrant as specified in its charter)

                   Maryland                                                    84-1592064
 (State or other jurisdiction of incorporation                              (I.R.S. employer
               or organization)                                           identification no.)

9200 E Panorama Circle, Suite 400
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

                                    Yes       X     No
                                           ------        ------

          At May 8, 2002, there were approximately 176,000,000 of the Registrant's Common Shares outstanding.

Table of Contents

                                                                                                             Page
 Item                                                 Description                                           Number

                                                          PART 1

    1.   Financial Statements
         Condensed Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001..........   3
         Condensed Consolidated Statements of Earnings - Three months ended March 31, 2002 and 2001
            (unaudited)....................................................................................   4
         Condensed Consolidated Statement of Shareholders' Equity - Three months ended March 31, 2002
            (unaudited)....................................................................................   5
         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001

                                                      PART II

    6.   Exhibits and Reports on Form 8-K..................................................................  22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

                                                                                     March 31,     December 31,
                                       ASSETS                                           2002          2001
                                                                                    (unaudited)
Real estate......................................................................  $   8,412,991  $  8,276,004
Less accumulated depreciation....................................................        451,036       406,784
                                                                                       7,961,955     7,869,220
Investments in and advances to unconsolidated entities...........................        502,985       437,365
     Net investments.............................................................      8,464,940     8,306,585
Cash and cash equivalents........................................................         11,701         7,027
Restricted cash in tax-deferred exchange escrow..................................         75,402       120,421
Other assets.....................................................................        127,683       115,882
     Total assets................................................................  $   8,679,726  $  8,549,915
                                                                                   =============  ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Unsecured credit facilities...................................................  $     234,419  $    188,589
   Long-Term Unsecured Debt......................................................      1,521,471     1,333,890
   Mortgages payable.............................................................      2,242,887     2,330,533
   Dividends payable.............................................................          5,206        89,326
   Accounts payable..............................................................         24,293        18,643
   Accrued expenses and other liabilities........................................        183,225       193,387
     Total liabilities...........................................................      4,211,501     4,154,368

Minority interest................................................................        592,954       594,403

Shareholders' equity:
   Convertible Preferred Shares..................................................        223,526       225,351
   Perpetual Preferred Shares....................................................        148,709       148,763
   Common Shares (175,615,970 shares in 2002 and 174,516,970 shares in 2001).....          1,756         1,745
   Additional paid-in capital....................................................      3,571,464     3,548,089
   Accumulated other comprehensive earnings (loss)...............................         (3,544)       (5,517)
   Employee share purchase notes.................................................         (3,943)       (4,442)
   Distributions in excess of net earnings.......................................        (62,697)     (112,845)
     Total shareholders' equity..................................................      3,875,271     3,801,144
     Total liabilities and shareholders' equity..................................  $   8,679,726  $  8,549,915
                                                                                   =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                         2002            2001
Revenues:
     Rental revenues.............................................    $    258,277    $    169,331
     Income from unconsolidated entities.........................           4,776             756
     Other income................................................           1,509           3,202
                                                                          264,562         173,289
Expenses:
     Rental expenses.............................................          66,347          38,910
     Real estate taxes...........................................          24,543          15,366
     Depreciation on real estate investments.....................          46,968          32,047
     Interest expense............................................          48,574          34,247
     General and administrative expenses ........................           9,885           5,678
     Provision for possible loss on investments..................               -           9,409
     Other expenses..............................................           1,812             577
                                                                          198,129         136,234
Earnings from operations.........................................          66,433          37,055

     Less: minority interest.....................................           9,101           1,956
     Plus: Gain on dispositions of real estate investments.......           1,281          35,051
Net earnings before discontinued operations......................          58,613          70,150
     Plus: Earnings from discontinued operations, net............             523             545
Net earnings.....................................................          59,136          70,695
     Less: Preferred Share dividends.............................           8,759           6,307
Net earnings attributable to Common Shares - Basic...............    $     50,377    $     64,388
                                                                     ============    ============

Weighted average Common Shares outstanding - Basic...............         175,128         122,159
Weighted average Common Shares outstanding - Diluted.............         176,659         127,901

Net earnings before discontinued operations per Common Share:
     Basic.......................................................    $       0.28    $       0.52
                                                                     ============    ============
     Diluted.....................................................    $       0.28    $       0.52
                                                                     ============    ============

Net earnings per Common Share:
     Basic.......................................................    $       0.29    $       0.53
                                                                     ============    ============
     Diluted.....................................................    $       0.29    $       0.52
                                                                     ============    ============

Distributions paid per Common Share..............................    $      0.425    $      0.410
                                                                     ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended March 31, 2002

(In thousands
(Unaudited)

                                Convertible   Perpetual
                                 Preferred    Preferred                            Accumulated
                                 Shares at    Shares at                               Other       Employee    Distributions
                                 Aggregate    Aggregate     Common     Additional  Comprehensive    Share        in Excess
                                Liquidation  Liquidation   Shares at    Paid-in      Earnings     Purchase        of Net
                                 Preference   Preference   Par Value    Capital       (Loss)        Notes        Earnings         Total
Balances at December 31, 2001.. $   225,351  $   148,763  $    1,745  $ 3,548,089  $      (5,517) $  (4,442) $      (112,845) $  3,801,144
  Comprehensive earnings:
   Net earnings................           -            -           -            -              -          -           59,136        59,136
   Preferred share
     dividends paid............           -            -           -            -              -          -           (8,759)       (8,759)
   Change in fair value of
     cash flow hedges..........           -            -           -            -          1,973          -                -         1,973
   Comprehensive earnings
     attributable to
     Common Shares.............                                                                                                     52,350
  Other, net...................      (1,825)         (54)         11       23,375              -        499             (229)       21,777
Balances at March 31, 2002..... $   223,526  $   148,709  $    1,756  $ 3,571,464  $      (3,544) $  (3,943) $       (62,697) $  3,875,271
                                ===========  ===========  ==========  ===========  =============  =========  ===============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2002          2001
Operating activities:
   Net earnings before discontinued operations................................... $    58,613  $     70,150
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...............................................      48,645        33,318
     Net earnings from discontinued operations...................................         523           545
     Gains on dispositions of depreciated real estate, net.......................      (1,281)      (35,051)
     Provision for possible loss on investments..................................           -         9,409
     Minority interest...........................................................       9,176         1,956
   Change in accounts payable, accrued expenses and other liabilities............      (3,185)      (26,022)
   Other, net....................................................................      (4,372)       (5,054)
     Net cash flow provided by operating activities..............................     108,119        49,251
Investing activities:
   Real estate investments.......................................................    (140,047)      (60,781)
   Change in investments in and advances to unconsolidated entities, net.........     (56,811)       22,163
   Proceeds from dispositions, net of closing costs..............................      19,239       416,427
   Change in tax-deferred exchange escrow........................................      45,019       (94,962)
   Other, net....................................................................     (17,563)         (858)
     Net cash flow provided by (used in) investing activities....................    (150,163)      281,989
Financing activities:
   Proceeds from long term unsecured debt, net of issuance costs.................     198,570             -
   Payments on long term unsecured debt..........................................     (12,500)            -
   Principal prepayment of mortgages payable.....................................    (100,295)      (24,609)
   Regularly scheduled principal payments on mortgages payable...................      (2,266)       (1,195)
   Proceeds from (payments on) unsecured credit facilities, net..................      45,830      (192,829)
   Repurchase of Common Shares...................................................           -       (50,000)
   Cash dividends paid on Common Shares..........................................     (74,312)      (50,424)
   Cash dividends paid on Preferred Shares.......................................      (8,759)       (6,307)
   Cash dividends paid to minority interests.....................................     (12,567)       (1,956)
   Other, net....................................................................      13,017         5,675
     Net cash flow provided by (used in) financing activities....................      46,718      (321,645)
Net change in cash and cash equivalents..........................................       4,674         9,595
Cash and cash equivalents at beginning of period.................................       7,027         9,077
Cash and cash equivalents at end of period....................................... $    11,701  $     18,672
                                                                                  ===========  ============
Significant non-cash investing and financing activities:
   Assumption of mortgages payable upon purchase of apartment communities........ $    18,330  $          -
   Apartment communities exchanged for ownership interest in a joint venture..... $         -  $     23,808
   Transfer of mortgage payable to a joint venture upon disposition of
     apartment communities....................................................... $         -  $     15,308
   A-1 Common Units converted to Common Shares................................... $    10,900  $          -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2002 and 2001

(Unaudited)

(1)     Description of the Business and Summary of Significant Accounting Policies

     Smith Merger

          In October 2001, Archstone Communities Trust converted into an UPREIT structure and became a wholly owned subsidiary of Archstone-Smith. Through a series of transactions, Archstone-Smith and Archstone merged with Charles E. Smith Residential Realty, Inc. and Charles E. Smith Residential Realty, L.P., respectively. Archstone-Smith is the successor registrant to Archstone. See Note 1 in our Annual Report on Form 10-K ("2001 Form 10-K") for a more complete description of the reorganization and the Smith Merger.

     Business

           Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 87.5% of the Operating Trust. As used herein, "we", "our" and the "company" refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

     Interim Financial Reporting

           The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith's 2001 Form 10-K.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year.

     Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

     Discontinued Operations

          In October 2001, the FASB issued SFAS 144, "Accounting for Impairment of Disposal of Long-Lived Assets" which became effective on January 1, 2002. Under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property specific components of net earnings that are classified as discontinued operations includes net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense from unsecured debt). The net gain or loss on the eventual disposal of the held for sale properties are also required to be classified as discontinued operations. Properties classified as held for sale at December 31, 2001 continue to be accounted for in accordance with the provisions of SFAS 121 and APB 30 and are not included in discontinued operations.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     Reclassifications

          Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

     Per Share Data

          Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

                                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                              2002          2001
   Reconciliation of numerator between basic and diluted net earnings per Common Share ¹:

Net earnings attributable to Common Shares - Basic.....................................   $      50,377 $     64,388
   Dividends on Series A Preferred Shares..............................................               -        1,790
   Minority interest - convertible operating partnership units.........................              55          389
Net earnings attributable to Common Shares - Diluted...................................   $      50,432 $     66,567
                                                                                          ============= ============

Reconciliation of denominator between basic and diluted net earnings per Common Share ¹:

Weighted average number of Common Shares outstanding - Basic...........................         175,128      122,159
   Assumed conversion of Series A Preferred Shares into Common Shares..................               -        4,381
   Assumed conversion of convertible operating partnership units.......................               -          949
   Assumed exercise of options.........................................................           1,531          412
Weighted average number of Common Shares outstanding - Diluted.........................         176,659      127,901
                                                                                          ============= ============
(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2)    Real Estate

     Investments in Real Estate

          Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                  March 31, 2002           December 31, 2001
                                                               Investment     Units     Investment     Units
Apartment Communities:
   Operating communities...................................   $  7,942,669      77,454 $  7,809,444      77,170
   Communities under construction ¹........................        349,304       2,565      358,367       2,812
   Development communities In Planning ¹
     Owned.................................................         89,428       1,945       76,611       1,402
     Under control ².......................................              -       1,140            -         991
      Total development communities In Planning............         89,428       3,085       76,611       2,393
        Total apartment communities........................      8,381,401      83,104    8,244,422      82,375
                                                                           ===========              ===========
Retail, hotel and other....................................         31,590                   31,582
        Total real estate..................................   $  8,412,991             $  8,276,004
                                                              ============             ============
(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.
(2)	Archstone’s investment as of March 31, 2002 and December 31, 2001 for developments Under Control was $5.4 million and $4.9 million, respectively and is reflected on the “Other assets” caption of our Balance Sheets.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

          The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at January 1, 2002..............................................................    $   8,276,004
   Apartment communities:
     Acquisition-related expenditures...................................................           35,200
     Redevelopment expenditures.........................................................           39,359
     Recurring capital expenditures.....................................................            6,229
     Development expenditures, excluding land acquisitions..............................           58,335
     Acquisition and improvement of land for development................................           18,520
     Dispositions.......................................................................          (20,656)
     Net apartment community activity...................................................          136,987
Balance at March 31, 2002...............................................................    $   8,412,991
                                                                                            =============

          At March 31, 2002, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $186.7 million, of which $147.6 million related to communities under construction.

          At March 31, 2002, we had three properties held for sale with aggregate carrying value of $89.6 million that were accounted for under SFAS 121 since they were held for sale at December 31, 2001. The estimated proceeds less anticipated costs to sell was greater than the net book value and therefore no provision for possible loss was recorded. The property-level earnings, after mortgage interest and depreciation, from the three communities at March 31, 2002, which are included in our earnings from operations for the three-month periods ended March 31, 2002 and 2001 were $2.2 million and $1.5 million, respectively.

(3)    Discontinued Operations

          At March 31, 2002, we had two operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, the net earnings for these properties are classified as discontinued operations. The following is a summary of net earnings from discontinued operations (in thousands):

                                                                       March 31,
                                                                 2002            2001
Net operating income........................................  $     1,262    $     1,250
Depreciation expense........................................         (311)          (306)
Interest expense............................................         (353)          (399)
Minority interest...........................................          (75)             -
Net earnings from discontinued operations...................  $       523    $       545
                                                              ===========    ===========

          Assets classified as held for sale at March 31, 2002 had aggregate carrying value of $45.6 million with no secured debt.

          Since all of the apartment communities sold during the three months ended March 31, 2002 were held for sale at December 31, 2001, gains on these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(4)      Investments in and Advances to Unconsolidated Entities

          We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

                                                                March 31,     December 31,
                                                                  2002           2001
     Ameriton................................................. $   303,955    $   244,654
     CES .....................................................     137,971        133,878
     SMC .....................................................       3,063          1,894
     Real estate joint ventures...............................      57,996         56,939
                                                               $   502,985    $   437,365
                                                               ===========    ===========

          We have extended a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $9.3 million outstanding and $0.7 million available at March 31, 2002. We also have an uncommitted unsecured credit facility with Ameriton, with $110.4 million of available capacity at March 31, 2002. Advances to Ameriton under this uncommitted facility are made solely at our discretion.

          We also have an uncommitted unsecured credit facility with CES, with $59.0 million of available capacity at March 31, 2002. Advances to CES under this facility are made solely at our discretion.

(5)     Borrowings

     Unsecured Credit Facilities

          The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                               As of and for     As of and for
                                                                                the Quarter      the Year Ended
                                                                              Ended March 31,     December 31,
                                                                                   2002               2001
              Total unsecured revolving credit facility....................    $       700,000   $       700,000
              Borrowings outstanding at end of period......................            215,000           173,000
              Weighted average daily borrowings............................            171,422            52,575
              Maximum borrowings outstanding during the period.............    $       248,000   $       250,000
              Weighted average daily nominal interest rate.................              2.49%             5.31%
              Weighted average daily effective interest rate ¹.............              3.56%             9.76%
(1)	The higher effective interest rate during 2001 was due to the amortization of fixed credit facility fees over the relatively low average outstanding balance during the year.

          We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 2.44% to 2.87% during the three months ended March 31, 2002. At March 31, 2002 and December 31, 2001, there were $19.4 million and $15.6 million of borrowings outstanding under this agreement, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     Long-Term Unsecured Debt

          During February 2002, the Operating Trust issued $200 million of long-term unsecured senior notes due in February 2012 for net proceeds of $198.6 million. These notes bear interest at a coupon rate of 6.5% annually, with an effective interest rate of 6.6%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

           Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                                     Balance at       Balance at       Average
                                         Coupon        Interest       March 31,      December 31,    Remaining
             Type of Debt                  Rate ¹        Rate ²        2002              2001       Life (Years)

Long-term unsecured senior notes....          7.38%         7.55%  $     1,442,960  $     1,255,537           6.6
Unsecured tax-exempt bonds..........          1.89%         2.12%           78,511           78,353          27.3
     Total/average..................          7.10%         7.27%  $     1,521,471  $     1,333,890           7.7
                                      =============  ============  ===============  =============== =============
(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

     Mortgages payable

          Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

                                                                                  Principal Balance at
                                               Effective Interest
             Type of Mortgage                     Rate ¹              March 31, 2002      December 31, 2001

Fannie Mae secured debt ...................                 5.96%    $          661,248    $         661,764
Freddie Mac secured line of credit.........                 3.22%                63,473              163,768
Conventional fixed rate....................                 6.59%             1,280,860            1,266,569
Tax-exempt fixed rate......................                 7.25%                 7,158                7,216
Tax-exempt floating rate...................                 2.21%               206,856              207,716
Other......................................                 5.59%                23,292               23,500
     Total/average mortgage debt...........                 5.90%    $        2,242,887    $       2,330,533
                                            =====================  ====================  ===================
(1)	Includes the effect of fair value hedges, credit enhancement fees, and other related costs, where applicable as of March 31, 2002.

          The change in mortgages payable during the three months ended March 31, 2002 consisted of the following (in thousands):

         Balance at January 1, 2002......................................   $    2,330,533
              Regularly scheduled principal amortization.................           (2,266)
              Mortgage assumptions related to property acquisitions......           18,330
              Prepayments, final maturities and other....................         (103,710)
                                                                            --------------
         Balance at March 31, 2002.......................................   $    2,242,887
                                                                            ==============

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     Other

          Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the period ended March 31, 2002.

          For the three months ended March 31, 2002 and 2001, the total interest paid on all outstanding debt was $69.9 million and $49.8 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 2002 and 2001 was $5.6 million and $5.3 million, respectively.

(6)      Minority Interest

          Minority interest consists of the following at March 31, 2002 and December 31, 2001, (in thousands):

                                                        March 31,     December 31,
                                                          2002            2001
         A-1 Common Units...........................  $    498,427   $     499,876
         DownREIT Perpetual Preferred Units.........        73,180          73,180
         DownREIT OP Units..........................        18,747          18,747
         Other minority interests...................         2,600           2,600
                                                      $    592,954   $     594,403
                                                      ============   =============
     Operating Trust Units

          As of March 31, 2002 and December 31, 2001, we owned an 87.5% and 87.3% majority interest in the Operating Trust, respectively. During the three month period ended March 31, 2002, 495,464 A-1 Common Units were converted into Common Shares.

(7)      Distributions to Shareholders

          The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, 2002 and the annualized dividend we expect to pay for 2002:

                                                      Quarterly        Annualized
                                                    Cash Dividend     Cash Dividend
                                                      Per Share         Per Share
     Common Shares...............................    $       0.425     $        1.70
     Series A Convertible Preferred Shares ......    $       0.572     $        2.29
     Series C Preferred Shares ..................    $       0.539     $        2.16
     Series D Preferred Shares ..................    $       0.547     $        2.19
     Series H Preferred Shares ..................    $       0.839     $        3.36
     Series I Preferred Shares ..................    $    1,915.00     $    7,660.00
     Series J Preferred Shares ..................    $       0.839     $        3.36
     Series K Preferred Shares ..................    $       0.839     $        3.36
     Series L Preferred Shares ..................    $       0.839     $        3.36

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(8)      Segment Data

          We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. We rely primarily on NOI for purposes of making decisions about allocation of resources and assessing segment performance.

          Following are reconciliations of each reportable segment's (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                                            Three Months Ended March 31,
                                                                               2002            2001
         Reportable apartment communities segment revenues:
            Garden communities..........................................  $      166,774  $      168,323
            High-rise properties........................................          90,354               -
          Other non-reportable operating segment revenues...............           7,434           4,966
              Total segment and consolidated revenues...................  $      264,562  $      173,289
                                                                          ==============  ==============

                                                                            Three Months Ended March 31,
                                                                              2002             2001
         Reportable apartment communities segment NOI:
            Garden communities..........................................  $      112,131  $      114,143
            High-rise properties........................................          54,521               -
          Other non-reportable operating segment NOI....................             735             912
              Total segment NOI.........................................         167,387         115,055
         Reconciling items:
            Income from unconsolidated entities.........................           4,776             756
            Other income................................................           1,509           3,202
            Depreciation on real estate investments.....................         (46,968)        (32,047)
            Interest expense............................................         (48,574)        (34,247)
            General and administrative expenses.........................          (9,885)         (5,678)
            Provision for possible loss on investments..................               -          (9,409)
            Other expenses..............................................          (1,812)           (577)
              Consolidated earnings from operations.....................  $       66,433  $       37,055
                                                                          ==============  ==============

                                                                             March 31,     December 31,
                                                                               2002            2001
         Reportable operating communities segment assets:
            Garden communities..........................................  $    4,689,281  $    4,649,561
            High-rise properties........................................       3,241,084       3,188,074
         Other non-reportable operating segment assets..................          31,590          31,585
              Total segment assets......................................       7,961,955       7,869,220
         Reconciling items:
            Investment in and advances to unconsolidated entities.......         502,985         437,365
            Cash and cash equivalents...................................          11,701           7,027
            Restricted cash.............................................          75,402         120,421
            Other assets................................................         127,683         115,882
              Consolidated total assets.................................  $    8,679,726  $    8,549,915
                                                                          ==============  ==============

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(9)      Subsequent Events

          On May 1, 2002, we acquired a 506 unit high-rise apartment property in Manhattan, New York for $209 million. This acquisition was funded by the assumption of $126 million in tax-exempt floating rate bonds with an effective interest rate of 2.4% and $83 million of tax-deferred exchange proceeds from dispositions in non-core markets.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone-Smith Trust:

           We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust (successor registrant to Archstone Communities Trust) as of March 31, 2002, and the related condensed consolidated statements of earnings for the three month periods ended March 31, 2002 and 2001, the condensed consolidated statement of shareholders' equity for the three month period ended March 31, 2002 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust's management.

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

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2002, except as to Note 17, which is as of February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Chicago, Illinois
April 26, 2002,
          except as to Note 9,
          which is as of May 1, 2002

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with Archstone-Smith's 2001 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

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

           Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith's 2001 Form 10-K "Item 1. Business" for a more complete discussion of risk factors that could impact our future financial performance.

     The Company

          Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 87.5% of the Operating Trust's Common Units.

Results of Operations

     Overview

          Due to the Smith Merger in October 2001, the results of operations for the three-month periods ended March 31, 2002 and 2001 are not comparative, unless otherwise indicated, as a result of the inclusion of the results of operations from Smith portfolio of assets.

          Our basic net earnings attributable to Common Shares decreased $14.0 million, or 21.8%, during the three months ended March 31, 2002 as compared to the same period in 2001. This decrease is primarily attributable to:

(i)	A $33.8 million decrease in gains on dispositions of real estate due to lower disposition activity during the quarter;
(ii)	The loss of garden community NOI in the three months ended March 31, 2002 due to the $1.2 billion of dispositions closed throughout 2001;
(iii)	A $7.1 million increase in minority interest and a $2.5 million increase in preferred share dividends as a result of the minority interests and preferred shares acquired in the Smith Merger;
(iv)	Higher depreciation, interest and general and administrative expenses due principally to the Smith Merger; and,
(v)	One-time merger-related costs of $1.4 million incurred in the three months ended March 31, 2002.

           These decreases were partially offset by:

(i)	An increase in overall net operating income due principally to the Smith Merger;
(ii)	Same-Store NOI growth of 1.0% during the three months ended March 31, 2002; and,
(iii)	Increased NOI from operating community acquisitions and the continued lease up and Stabilization of development communities.

     Apartment Community Operations

          At March 31, 2002, investments in apartment communities principally comprised our entire real estate portfolio based on NOI. The following table summarizes the overall performance of our apartment properties for each period (in thousands, except for units and percentages):

                                                                              Three Months Ended March 31,
                                                                                 2002            2001
      Rental revenues..................................................       $    257,128   $    168,323
      Property operating expenses......................................             90,476         54,180
      Net Operating Income.............................................       $    166,652   $    114,143
                                                                              ============   ============
      Operating margin (Net Operating Income/rental revenues)..........              64.8%          67.8%
                                                                              ============   ============
      Average occupancy during period..................................              94.8%          95.6%
      Average number of operating units................................             77,406         60,782

          The following table reflects revenue, expense and Net Operating Income growth for Same-Store communities (representing 62,179 units) that were fully operating during the three months ended March 31 for each respective comparison period:

                                            Same-Store        Same-Store        Same-Store Net
                                              Revenue           Expense           Operating
                                              Growth            Growth           Income Growth

                  2002 ¹ ............         1.4%               2.1%                1.0%
                  2001...............         7.2%               4.3%                8.7%
(1)	Includes a full quarter of results for assets acquired in the Smith Merger.

          NOI for the entire apartment portfolio increased $52.5 million, or 46.0%, for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to:

(i)	The inclusion of approximately $67.6 million in NOI from properties acquired in the Smith Merger;
(ii)	The continued successful lease up and Stabilization of apartment communities; and,
(iii)	Same-Store NOI growth of 1% during the three months ended March 31, 2002.

          These increases were partially offset by:

(i)	The loss of garden community NOI in the three months ended March 31, 2002 due to the $1.2 billion of dispositions closed in 2001;
(ii)	An increase in property insurance costs due to the increases experienced upon renewal of our property insurance policies in June 2001; and,
(iii)	Lower operating margins within the high-rise assets acquired in the Smith Merger.

          Based on our reported Same-Store NOI results, our strongest markets during the period included the Greater Washington D.C. Metropolitan Area and Southern California. The markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay Area and Chicago.

          Based on current and forecasted macroeconomic conditions within the markets we operate in, we expect our full year 2002 Same-Store NOI growth to be approximately 0% - 1.0%, with the third and fourth quarters being stronger as the economy begins to improve. Our current growth rate of 1.0% in the first quarter of 2002 is significantly lower than the 8.7% experienced in the same period in 2001, because of the continued deterioration of general macroeconomic conditions in the three months ended March 31, 2002 that negatively affected demand for apartments. However, we believe the markets we operate in are well positioned for continued long-term growth in NOI as the general economic outlook improves.

     Income from Unconsolidated Entities

          Income from unconsolidated entities increased $4.0 million for the three months ended March 31, 2002 as compared to same period in 2001 primarily from a $2.1 million increase in our share of the income from real estate joint ventures. This increase is primarily due to the formation of three operating community joint ventures during 2001 and three joint ventures acquired in the Smith Merger. Additionally, equity in the earnings from Ameriton increased approximately $0.7 million due to NOI from a greater number of operating assets, and we recorded $1.2 million in income from CES and SMC which were also acquired in the Smith Merger.

     Other Income

          Other income decreased $1.7 million, or 52.9%, for the three months ended March 31, 2002 as compared to the same period in 2001, principally as a result of lower interest income due to lower cash account balances because of reduced disposition activity, coupled with lower interest rates.

     Depreciation Expense

          The $14.9 million, or 46.6%, increase in depreciation expense for the three months ended March 31, 2002 as compared to the same period in 2001 is principally attributable to the additional depreciation expense associated with the properties acquired in the Smith Merger. This increase was partially offset by a reduction in depreciation expense associated with the significant disposition volume of garden communities during 2001.

     Interest Expense

          The $14.3 million, or 41.8%, increase in net interest expense for the three months ended March 31, 2002 as compared to 2001 is primarily attributable to the incremental debt assumed in the Smith Merger. These increases were partially offset by decreases in interest expense on variable rate debt due to decreases in interest rates during 2002.

     General and Administrative Expenses

          The $4.2 million, or 74.1%, increase in general and administrative expenses for the three months ended March 31, 2002 as compared to the same period in 2001 relates primarily to the incremental overhead incurred in connection with the Smith Merger coupled with the amortization of capitalized costs associated with our new revenue management program ("LRO") which began in December 2001.

     Provision for Possible Loss on Investments

          During the three months ended March 31, 2002, provisions for possible loss on investments decreased from $9.4 million in 2001 to zero in 2002.

     Impact of Disposition Activities

          During the three months ended March 31, 2002, we disposed of two apartment communities representing gross proceeds of $20.2 million. During the three months ended March 31, 2001, we disposed of 19 apartment communities representing gross proceeds of $461.0 million, including $310.0 million related to a joint venture. Aggregate net gains of $1.3 million and $35.1 million were recorded for the three months ended March 31, 2002 and 2001, respectively. Our total anticipated disposition volume for 2002 is anticipated to be approximately $300 to $500 million.

     Discontinued Operations

          In October 2001, the FASB issued SFAS 144, "Accounting for Impairment of Disposal of Long-Lived Assets" which became effective on January 1, 2002. Under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property specific components of net earnings that are classified as discontinued operations includes net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense from unsecured debt). The net gain or loss on the eventual disposal of the held for sale properties are also required to be classified as discontinued operations. Properties classified as held for sale at December 31, 2001 continue to be accounted for in accordance with the provisions of SFAS 121 and APB 30 and are not included in discontinued operations. We had two properties classified as held for sale at March 31, 2002 whose results of operations are classified as discontinued operations.

Liquidity and Capital Resources

          We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone-Smith's liquidity and financial condition are sufficient to meet all of our cash flow needs during 2002 and for the foreseeable future. See Archstone-Smith's Statements of Cash Flows for a summary of operating, investing and financing activities for the three months ended March 31, 2002 and 2001.

     Operating Activities

          Net cash flow provided by operating activities increased $58.8 million, for the three months ended March 31, 2002 as compared to the same period of 2001. This increase is principally due to a significant increase in earnings from operations before gains on dispositions due to the Smith Merger, which was partially offset by lost NOI from the significant disposition activity in 2001. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

     Investing and Financing Activities

          For the three months ended March 31, 2002, cash flows from investing activities decreased $432.1 million as compared to the same period in 2001. The decrease is principally the result of a $397.2 million reduction in the proceeds on disposition of apartment communities, a $79.3 million increase in investments in real estate and a $79.0 million increase in advances to unconsolidated investees. These increases were partially offset by a $139.9 million reduction in the change in restricted cash in tax-deferred exchange escrows.

          Cash flows provided by financing activities increased by $368.4 million for the three months ended March 31, 2002 as compared to the same period in 2001. The increase is principally the result of the issuance of $200 million senior unsecured notes in February 2002, partially offset by principal repayments of $12.5 million on senior unsecured notes. Proceeds from, net of payments on, other debt increased $161.9 million. During 2001, we repurchased $50.0 million of our Common Shares from Security Capital. These increases were partially offset by a $36.9 million increase in the payment of dividends and distributions to minority interests.

          Included above in the cash flows from financing activities are the payment of $74.3 million, $8.8 million and $12.5 million in dividends and distributions to Common Shares, Preferred Shares and minority interests, respectively, in the first quarter of 2002.

          Our most significant non-cash investing and financing activities during the three months ended March 31, 2002 and 2001 included: (i) the assumption of mortgages payable upon the purchase of apartment communities; and (ii) the contribution of apartment communities and related transfer of a mortgage liability in exchange for an ownership interest in a joint venture.

     Scheduled Debt Maturities and Interest Payment Requirements

          Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of March 31, 2002, we have approximately $102.6 million of long-term debt maturing during the remainder of 2002, $246.5 million maturing during 2003 and $137.9 million maturing during 2004.

          We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $189.4 million outstanding and $610.6 million of available capacity at May 8, 2002. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 3.47%, 7.27% and 5.90%, respectively, as of March 31, 2002. These rates give effect to the impact of interest rate swaps and caps, as applicable.

          We were in compliance will all financial covenants pertaining to our debt instruments during the period ended March 31, 2002.

     Shareholder Dividend Requirements

          Based on anticipated distribution levels for 2002 and the number of shares and units outstanding as of March 31, 2002, we anticipate that we will pay distributions and dividends of $383.8 million in the aggregate during 2002. This amount represents distribution and dividends on our Common Shares, all preferred shares and all minority interests, including A-1 Common Units.

      Planned Investments

          Following is a summary of unfunded planned investments as of March 31, 2002 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that we are contractually committed to fund for communities under construction.

                                                                                Planned Investments
                                                             Units         Discretionary      Committed
Communities under redevelopment.......................            4,008   $        24,853   $       39,178
Communities under construction........................            2,565                 -          147,551
Communities In Planning and owned.....................            1,945           284,388                -
Communities In Planning and Under Control.............            1,140           236,532                -
Community acquisitions under contract ¹...............              506           209,000                -
     Total............................................           10,164   $       754,773   $      186,729
                                                         ===============  ================  ===============

(1)	This represents the contractual price for the 101 West End property acquisition, including earnest money deposits that were already paid. This property acquisition closed on May 1, 2002.

          In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities and on redevelopment and recurring expenditures to improve and maintain our more established operating communities.

          We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2002 and 2003 and expect to start construction on approximately $300 to $400 million, based on Total Expected Investment, of communities that are currently In Planning during the remainder of 2002. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

     Funding Sources

          We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone-Smith's performance in 2001, we anticipate that net cash flow from operating activities during 2002 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $610.6 million in available capacity on the Operating Trust's unsecured credit facilities and $23.7 million of cash on hand at May 8, 2002. In addition, during 2002, we expect to complete the dispositions of $300 to $500 million of operating communities.

          In February 2002, the Operating Trust issued $200 million in long-term unsecured senior notes from its shelf registration statement. At May 8, 2002, the Operating Trust had $377.2 million available in shelf registered securities, which can be issued in the form of unsecured senior notes on an as-needed basis, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

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

Critical Accounting Policies

           We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies are described in our 2001 Form 10-K.

Off Balance Sheet Arrangements

          Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include real estate joint ventures, Ameriton, CES and SMC. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $0.7 million of available capacity at March 31, 2002. Additionally, we have extended uncommitted unsecured credit facilities with Ameriton and CES whereby advances are made solely at our discretion. Ameriton and CES had $110.4 million and $59.0 million, respectively, of available capacity as of March 31, 2002.

          We have extended guarantees of certain obligations (such as performance bonds), which are customary to the type of business in which we engage. We are not aware of any circumstances whereby Archstone-Smith, our subsidiaries, investees or predecessor companies have been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements.

Contractual Commitments

          The following table summarizes information contained in Management's Discussion and Analysis and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                             2003        2005      2007 thru
                                                  2002     and 2004    and 2006       2083          Total
 Scheduled long-term debt maturities........ $     102.6 $     384.4 $     813.8 $      2,463.5 $     3,764.3
 Unsecured credit facilities................        81.9       152.5           -              -         234.4
 Ameriton credit facility...................         0.7           -           -              -           0.7
 Development and redevelopment expenditures.       186.7           -           -              -         186.7
 Lease Commitments ¹........................         4.4         7.8         6.7          105.3         124.2
    Total................................... $     376.3 $     544.7 $     820.5 $      2,568.8 $     4,310.3
                                             =========== =========== =========== ============== =============
(1)	Lease commitments relate principally to ground lease payments as of December 31, 2001. There have been no material changes since that date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          Our capital structure includes the use of both fixed and floating rate debt and we are exposed to the impact of changes in interest rates. We also use interest rate swap and interest rate cap derivative financial instruments in order to modify interest rate characteristics of our debt in an effort to minimize our overall borrowing costs. We do not utilize these derivative financial instruments for speculative purposes. To assist us in evaluating our interest rate risk and counter-party credit risk, we use the services of third party consultants.

          As a result of our balance sheet management philosophy, we have managed our debt maturities to create a relatively level principal maturity schedule, without significant repayment obligations in any year. If current market conditions do not permit us to replace maturing debt at comparable interest rates, we are not exposed to significant portfolio level interest rate volatility due to the management of our maturity schedules. There have been no material changes to our market risk profile since December 31, 2001. See Item 7a in our 2001 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         12.1  Computation of Ratio of Earnings to Fixed Charges

         12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15.1  Letter from KPMG LLP dated May 13, 2002 regarding unaudited financial information

    (b)  Reports on Form 8-K:  The  following  report on Form 8-K was filed  during the quarter of the period  covered by this report.

         On February 26, 2002, Archstone-Smith filed a Form 8-K disclosing information under Item 9 to be discussed in a meeting with analysts and investors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE-SMITH TRUST

                                     BY:            /S/ CHARLES E. MUELLER, JR.
                                            -------------------------------------------
                                                       Charles E. Mueller, Jr.
                                                      Chief Financial Officer
                                                    (Principal Financial Officer)

                                     BY:            /S/ MARK A. SCHUMACHER
                                            -------------------------------------------
                                                           Mark A. Schumacher
                                                 Senior Vice President and Controller
                                                     (Principal Accounting Officer)

Date: May 13, 2002