Form 10-Q
period 2002-06-30
ARCHSTONE SMITH TRUST
filed 2002-08-14
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	X	No

     At August 8, 2002, there were approximately 178,551,000 of the Registrant’s Common Shares outstanding.

		Page
Item	Description	Number

	PART 1
1.	Financial Statements
	Condensed Consolidated Balance Sheets — June 30, 2002 (unaudited) and December 31, 2001	3
	Condensed Consolidated Statements of Earnings — Three and six months ended June 30, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity — Six months ended June 30, 2002 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	16
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3.	Quantitative and Qualitative Disclosures About Market Risk	24
	PART II
2.	Changes in Securities and Use of Proceeds	25
4.	Submission of Matters to a Vote of Security Holders	25
6.	Exhibits and Reports on Form 8-K	25

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Real estate	$8,707,304	$8,276,004
Less accumulated depreciation	488,428	406,784

	8,218,876	7,869,220
Investments in and advances to unconsolidated entities	476,043	437,365

Net investments	8,694,919	8,306,585
Cash and cash equivalents	10,808	7,027
Restricted cash in tax-deferred exchange escrow	58,657	120,421
Other assets	133,151	115,882

Total assets	$8,897,535	$8,549,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$480,714	$188,589
Long-Term Unsecured Debt	1,523,516	1,333,890
Mortgages payable	2,158,064	2,330,533
Dividends payable	4,368	89,326
Accounts payable, accrued expenses and other liabilities	237,890	212,030

Total liabilities	4,404,552	4,154,368

Minority interest	596,208	594,403

Shareholders’ equity:
Convertible Preferred Shares	220,646	225,351
Perpetual Preferred Shares	148,633	148,763
Common Shares (176,832,471 shares in 2002 and 174,516,970 shares in 2001)	1,768	1,745
Additional paid-in capital	3,600,138	3,548,089
Accumulated other comprehensive loss	(7,841)	(5,517)
Employee share purchase notes	(3,753)	(4,442)
Distributions in excess of net earnings	(62,816)	(112,845)

Total shareholders’ equity	3,896,775	3,801,144

Total liabilities and shareholders’ equity	$8,897,535	$8,549,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Rental revenue	$263,233	$153,552	$519,895	$322,033
Income from unconsolidated entities	7,814	992	12,590	1,748
Other income	1,499	3,543	3,008	6,745

	272,546	158,087	535,493	330,526

Expenses:
Rental expenses	69,301	35,359	135,132	74,078
Real estate taxes	24,517	13,161	48,929	28,467
Depreciation on real estate investments	50,008	28,649	96,787	60,513
Interest expense	50,900	31,833	99,151	65,883
General and administrative expenses	10,400	6,128	20,285	11,806
Provision for possible loss on investments	—	500	—	9,909
Other expenses	704	455	2,516	1,032

	205,830	116,085	402,800	251,688

Earnings from operations	66,716	42,002	132,693	78,838
Less: Minority interest	11,892	1,956	20,971	3,912
Plus: Gain on dispositions of real estate investments	23,263	35,470	24,544	70,521

Net earnings before discontinued operations and extraordinary items	78,087	75,516	136,266	145,447
Plus: Earnings from discontinued operations, net	14,913	820	15,829	1,584
Less: Extraordinary items — loss on early extinguishments of debt, net of minority interest	9,074	—	9,070	—

Net earnings	83,926	76,336	143,025	147,031
Less: Preferred Share dividends	8,681	4,904	17,440	11,211

Net earnings attributable to Common Shares — Basic	$75,245	$71,432	$125,585	$135,820

Weighted average Common Shares outstanding — Basic	176,181	120,984	175,657	121,569

Weighted average Common Shares outstanding — Diluted	191,895	126,724	177,169	127,306

Net earnings per Common Share — Basic:
Net earnings before discontinued operations and extraordinary items	$0.39	$0.58	$0.68	$1.10
Discontinued operations, net	$0.09	$0.01	$0.08	$0.02
Extraordinary items, net	$(0.05)	$—	$(0.05)	$—

Net earnings	$0.43	$0.59	$0.71	$1.12

Net earnings per Common Share — Diluted:
Net earnings before discontinued operations and extraordinary items	$0.39	$0.57	$0.67	$1.09
Discontinued operations, net	$0.08	$0.01	$0.09	$0.01
Extraordinary items, net	$(0.05)	$—	$(0.05)	$—

Net earnings	$0.42	$0.58	$0.71	$1.10

Distributions paid per Common Share	$0.425	$0.410	$0.850	$0.820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended June 30, 2002

(In thousands)
(Unaudited)

	Convertible	Perpetual
	Preferred	Preferred			Employee
	Shares at Aggregate	Shares at Aggregate	Common		Accumulated	Share	Distributions
	Liquidation	Liquidation	Shares at	Additional Paid-in	Other Comprehensive	Purchase	In Excess
	Preference	Preference	Par Value	Capital	Loss	Notes	Of Net Earnings	Total

Balances at December 31, 2001	$225,351	$148,763	$1,745	$3,548,089	$(5,517)	$(4,442)	$(112,845)	$3,801,144
Comprehensive earnings:
Net earnings	—	—	—	—	—	—	143,025	143,025
Preferred share dividends	—	—	—	—	—	—	(17,440)	(17,440)
Change in fair value of cash flow hedges	—	—	—	—	(2,153)	—	—	(2,153)
Unrealized holding loss on available-for-sale securities	—	—	—	—	(171)	—	—	(171)
Comprehensive earnings attributable to Common Shares
Common Share dividends	—	—	—	—	—	—	(75,556)	(75,556)
Proceeds from dividend reinvestment plan	—	—	7	18,519	—	—	—	18,526
Other, net	(4,705)	(130)	16	33,530	—	689	—	29,400

Balances at June 30, 2002	$220,646	$148,633	$1,768	$3,600,138	$(7,841)	$(3,753)	$(62,816)	$3,896,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net earnings before discontinued operations and extraordinary items	$136,266	$145,447
Adjustments to reconcile net earnings before discontinued operations and extraordinary items to net cash flow provided by operating activities:
Depreciation and amortization	94,720	65,110
Earnings from discontinued operations, net	15,829	1,584
Extraordinary items — loss on early extinguishments of debt, net	(9,070)	—
Gains on dispositions of real estate investments	(41,218)	(70,521)
Provision for possible loss on investments	—	9,909
Minority interest	21,927	3,912
Change in other assets	(18,316)	(7,869)
Change in accounts payable, accrued expenses and other liabilities	8,345	(5,343)
Other, net	3,285	(1,924)

Net cash flow provided by operating activities	211,768	140,305

Investing activities:
Real estate investments	(320,262)	(127,410)
Change in investments in and advances to unconsolidated entities, net	(30,732)	18,774
Proceeds from dispositions, net of closing costs	134,296	806,615
Change in tax-deferred exchange escrow	61,764	(257,661)
Other, net	(7,947)	(7,367)

Net cash flow provided by (used in) investing activities	(162,881)	432,951

Financing activities:
Proceeds from long term unsecured debt, net of issuance costs	198,570	—
Payments on long term unsecured debt	(12,500)	(12,500)
Principal prepayment of mortgages payable	(356,559)	(28,808)
Regularly scheduled principal payments on mortgages payable	(5,150)	(2,301)
Proceeds from (payments on) unsecured credit facilities, net	292,125	(193,719)
Proceeds from Common Shares issued under dividend reinvestment plan	18,526	10,606
Repurchase of Common Shares	—	(50,000)
Redemption of Series B Preferred Shares	—	(104,670)
Cash dividends paid on Common Shares	(149,867)	(99,844)
Cash dividends paid on Preferred Shares	(17,440)	(11,211)
Cash dividends paid to minority interests	(24,783)	(3,912)
Other, net	11,972	3,188

Net cash flow used in financing activities	(45,106)	(493,171)

Net change in cash and cash equivalents	3,781	80,085
Cash and cash equivalents at beginning of period	7,027	9,077

Cash and cash equivalents at end of period	$10,808	$89,162

Significant non-cash investing and financing activities:
Assumption of mortgages payable upon purchase of apartment communities	$195,637	$—
Apartment communities exchanged for ownership interest in a joint venture	$—	$23,808
Transfer of mortgage payable to a joint venture upon disposition of apartment communities	$—	$17,321
A-1 Common Units redeemed for Common Shares	$15,422	$—
B Common Units issued for real estate	$8,730	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2002 and 2001
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

  Smith Merger

     In October 2001, Archstone Communities Trust (“Archstone”) converted into an UPREIT structure and became a wholly owned subsidiary of Archstone-Smith Trust (“Archstone-Smith”). Through a series of transactions, Archstone-Smith and Archstone merged with Charles E. Smith Residential Realty, Inc. and Charles E. Smith Residential Realty, L.P., respectively. Archstone-Smith is the successor registrant to Archstone. See Note 1 in our 2001 Annual Report on Form 10-K (“2001 Form 10-K”) for a more complete description of the reorganization and the Smith Merger.

  Business

     Our business is conducted primarily through our majority owned subsidiary Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 87.6% of the Operating Trust. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

  Interim Financial Reporting

     The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While our management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith’s 2001 Form 10-K. See the glossary in our 2001 Form 10-K for all defined terms not defined herein.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year.

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

  Discontinued Operations

     In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties are also required to be classified as discontinued operations. Properties classified as held for sale at December 31, 2001 continue to be accounted for in accordance with the provisions of SFAS 121 and APB 30 and are not included in discontinued operations.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

     New Accounting Pronouncements

     In April 2002, the FASB issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We are required to adopt SFAS 145 on January 1, 2003. SFAS 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. SFAS 145 also impacts certain sale-leaseback transactions. Upon adoption, we do not believe any future early extinguishments will qualify for extraordinary item treatment and do not anticipate that SFAS 145 will have a material impact on our financial position, net earnings or cash flows.

     In July 2002 the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are required to adopt SFAS 146 on January 1, 2003. SFAS 146 requires that expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. We do not anticipate the adoption of SFAS 146 will have a material impact on our financial position, net earnings or cash flows.

  Reclassifications

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

  Per Share Data

     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reconciliation of numerator between basic and diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares — Basic	$75,245	$71,432	$125,585	$135,820
Dividends on Convertible Preferred Shares	5,581	1,773	—	3,563
Minority interest — convertible operating partnership units	458	389	135	778

Net earnings attributable to Common Shares — Diluted	$81,284	$73,594	$125,720	$140,161

Reconciliation of denominator between basic and diluted net earnings per Common Unit (1):
Weighted average number of Common Shares outstanding — Basic	176,181	120,984	175,657	121,569
Assumed conversion of Convertible Preferred Shares into Common Shares	13,187	4,339	—	4,360
Assumed conversion of convertible operating partnership units	871	949	—	949
Assumed exercise of options	1,656	452	1,512	428

Weighted average number of Common Shares outstanding — Diluted	191,895	126,724	177,169	127,306

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

(2) Real Estate

  Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

	(Unaudited)
	June 30, 2002		December 31, 2001

	Investment	Units	Investment	Units

Apartment Communities:
Operating communities	$8,240,828	77,200	$7,809,444	77,170
Communities under construction (1)	294,782	2,120	358,367	2,812
Development communities In Planning (1)
Owned	132,581	3,902	76,611	1,402
Under control (2)	—	536	—	991

Total development communities In Planning	132,581	4,438	76,611	2,393

Total apartment communities	8,668,191	83,758	8,244,422	82,375

Retail, hotel and other	39,113		31,582

Total real estate	$8,707,304		$8,276,004

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of June 30, 2002 and December 31, 2001 for developments Under Control was $2.3 million and $4.9 million, respectively and is reflected on the “other assets” caption of our Balance Sheets.

     The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2001	$8,276,004
Apartment communities:
Community acquisitions	328,226
Acquisition-related capital expenditures	5,873
Redevelopment capital expenditures	77,955
Recurring capital expenditures	14,098
Development expenditures, excluding land acquisitions	113,964
Dispositions	(108,816)

Net apartment community activity	431,300

Balance at June 30, 2002	$8,707,304

     At June 30, 2002, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $120.1 million, of which $101.1 million related to communities under construction.

     At June 30, 2002, we had one property held for sale with aggregate carrying value of $39.5 million that was accounted for under SFAS 121 since it was held for sale at December 31, 2001. The estimated proceeds less anticipated costs to sell were greater than the net book value and therefore no provision for possible loss was recorded. The property-level earnings, after mortgage interest and depreciation and minority interest, from the community at June 30, 2002, which is included in our earnings from operations for the six-month periods ended June 30, 2002 and 2001 were $1.8 million and $1.3 million, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

(3) Discontinued Operations

     At June 30, 2002, we had one operating apartment community, one parcel of land and one retail property classified as held for sale under the provisions of SFAS 144. Accordingly, the net earnings for these properties are classified as discontinued operations. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Operating Income	$1,021	$1,910	$3,251	$3,759
Depreciation on real estate investments	(196)	(493)	(696)	(982)
Interest expense	(465)	(597)	(1,141)	(1,193)
Minority interest	(2,121)	—	(2,259)	—
Gain on disposition of real estate investments	16,674	—	16,674	—

	$14,913	$820	$15,829	$1,584

     Assets classified as held for sale, pursuant to both SFAS 121 and SFAS 144 at June 30, 2002, had aggregate carrying value of $64.0 million with $12.7 million of secured debt. For assets held for sale pursuant to SFAS 144, the estimated proceeds less anticipated costs to sell were greater than the net book value and therefore no provision for possible loss was recorded.

     We sold two operating communities during the three and six-month periods ended June 30, 2002 that were not classified as held for sale at December 31, 2001 and are accounted for under SFAS 144. Accordingly, the gains on sale are included in discontinued operations. Additionally, we sold four operating communities during the six-month period ending June 30, 2002, which were held for sale at December 31, 2001 and, in accordance with SFAS 144, the gains on these dispositions are not classified as discontinued operations.

(4) Investments in and Advances to Unconsolidated Entities

     We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

	June 30,	December 31,
	2002	2001

Ameriton	$278,342	$244,654
CES	134,845	133,878
SMC	5,518	1,894
Real estate joint ventures	57,338	56,939

	$476,043	$437,365

     We have a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $8.7 million available at June 30, 2002. We also have an uncommitted unsecured credit facility with Ameriton, with $119.1 million of available capacity at June 30, 2002. Advances to Ameriton under this uncommitted facility are made solely at our discretion.

     We have an uncommitted unsecured credit facility with CES, with $59.0 million of available capacity at June 30, 2002. Advances to CES under this facility are made solely at our discretion.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

(5) Borrowings

  Unsecured Credit Facilities

     The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2002	December 31, 2001

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at end of period	465,000	173,000
Weighted average daily borrowings	180,383	52,575
Maximum borrowings outstanding during the period	$465,000	$250,000
Weighted average daily nominal interest rate	2.14%	5.31%
Weighted average daily effective interest rate (1)	3.56%	9.76%

(1)	The higher effective interest rate during 2001 was due to the amortization of fixed credit facility fees over the relatively low average outstanding balance during the year.

     We also have a short-term unsecured borrowing agreement which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 2.44% to 2.87% during the six months ended June 30, 2002. At June 30, 2002 and December 31, 2001, there were $15.7 million and $15.6 million of borrowings outstanding under this agreement, respectively.

Long-Term Unsecured Debt

     During February 2002, the Operating Trust issued $200 million of long-term unsecured senior notes due in February 2012 for net proceeds of $198.6 million. These notes bear interest at a coupon rate of 6.5% annually, with an effective interest rate of 6.6%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balances at		Average
	Coupon	Interest	June 30,	Balances at	Remaining
Type of Debt	Rate (1)	Rate (2)	2002	December 31, 2001	Life (Years)

Long-term unsecured senior notes	7.38%	7.55%	$1,442,882	$1,255,537	6.4
Unsecured tax-exempt bonds	1.98%	2.20%	80,634	78,353	27.0

Total/average	7.10%	7.27%	$1,523,516	$1,333,890	7.5

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

  Mortgages Payable

     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

		Principal Balance (2) at
	Effective Interest
Type of Mortgage	Rate (1)	June 30, 2002	December 31, 2001

Fannie Mae secured debt	5.98%	$541,406	$661,764
Freddie Mac secured line of credit	—	—	163,768
Conventional fixed rate	6.60%	1,262,345	1,266,569
Tax-exempt fixed rate	7.18%	7,116	7,216
Tax-exempt floating rate	2.27%	324,105	207,716
Other	5.12%	23,092	23,500

Total/average mortgage debt	5.78%	$2,158,064	$2,330,533

(1)	Includes the effect of fair value hedges, credit enhancement fees, and other related costs, where applicable as of June 30, 2002.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $77.9 million and $83.5 million at June 30, 2002 and December 31, 2001, respectively.

     The change in mortgages payable during the six months ended June 30, 2002 consisted of the following (in thousands):

Balance at December 31, 2001	$2,330,533
Regularly scheduled principal amortization	(5,150)
Mortgage assumptions related to property acquisitions	195,637
Prepayments, final maturities and other	(362,956)

Balance at June 30, 2002	$2,158,064

     We repaid or refinanced an aggregate of $348.4 million in mortgages payable during the six-month period ended June 30, 2002 in order to release the mortgages and free up $683.2 million of previously encumbered assets and increase our unencumbered asset pool. Due to the costs associated with early retirement of this debt, we recorded an extraordinary item of $9.1 million, net of $1.3 million of minority interest, for the three and six-month periods ended June 30, 2002.

Other

     Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the six-month period ended June 30, 2002.

     For the six-month periods ended June 30, 2002 and 2001, the total interest paid on all outstanding debt was $107.6 million and $75.0 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six-month periods ended June 30, 2002 and 2001 was $11.9 million and $10.2 million, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

(6) Minority Interest

     Minority interest consists of the following at June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001

A-1 Common Units	$501,681	$499,876
DownREIT Perpetual Preferred Units	73,180	73,180
DownREIT OP Units	18,747	18,747
Other minority interests	2,600	2,600

	$596,208	$594,403

  Operating Trust Units

     As of June 30, 2002 and December 31, 2001, we owned an 87.6% and 87.3% majority interest in the Operating Trust, respectively. During the six-month period ended June 30, 2002, 700,632 A-1 Common Units were redeemed for Common Shares. In April 2002, the Operating Trust issued 339,727 Class B common units of beneficial interest ("B Common Units") as partial consideration for a community acquisition. B Common Units have identical rights and preferences as A-1 Common Units with the exception of the accrual of distributions. B Common Units are only entitled to a partial distribution payment for the pro-rata number of days in the quarter for which such units are outstanding. B Common Units automatically convert to A-1 Common Units after the distribution record date for the quarter in which the B Common Units were issued. In April 2002, Archstone-Smith issued 60,000 unregistered Common Shares in exchange for 60,000 B Common Units previously issued.

(7) Distributions to Shareholders

     The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three-months ended March 31 and June 30, 2002 and the annualized dividend we expect to pay for 2002:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share

Common Shares	$0.425	$1.70
Series A Convertible Preferred Shares	$0.572	$2.29
Series C Preferred Shares(1)	$0.539	$2.16
Series D Preferred Shares	$0.547	$2.19
Series H Preferred Shares	$0.839	$3.36
Series I Preferred Shares	$1,915.00	$7,660.00
Series J Preferred Shares(2)	$0.839	$3.36
Series K Preferred Shares	$0.839	$3.36
Series L Preferred Shares	$0.839	$3.36

(1)	We expect to redeem all Series C Preferred Shares in the third quarter of 2002 (See Note 9).

(2)	Series J Preferred Shares were converted into Common Shares on July 13, 2002 (See Note 9).

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

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

     Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reportable apartment communities segment revenues:
Garden communities	$166,632	$152,582	$332,504	$320,055
High-rise properties	95,655	—	185,994	—
Other non-reportable operating segment revenues	10,259	5,505	16,995	10,471

Total segment and consolidated revenues	$272,546	$158,087	$535,493	$330,526

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reportable apartment communities segment NOI:
Garden communities	$111,528	$104,062	$222,975	$217,510
High-rise properties	56,983	—	111,503	—
Other non-reportable operating segment NOI	904	970	1,356	1,978

Total segment NOI	169,415	105,032	335,834	219,488

Reconciling items:
Income from unconsolidated entities	7,814	992	12,590	1,748
Other income	1,499	3,543	3,008	6,745
Depreciation on real estate investments	(50,008)	(28,649)	(96,787)	(60,513)
Interest expense	(50,900)	(31,833)	(99,151)	(65,883)
General and administrative expenses	(10,400)	(6,128)	(20,285)	(11,806)
Provision for possible loss on investments	—	(500)	—	(9,909)
Other expenses	(704)	(455)	(2,516)	(1,032)

Consolidated earnings from operations	$66,716	$42,002	$132,693	$78,838

	June 30,	December 31,
	2002	2001

Reportable operating communities segments assets:
Garden communities	$4,659,481	$4,649,564
High-rise properties	3,520,282	3,188,074
Other non-reportable operating segment assets	39,113	31,582

Total segment assets	8,218,876	7,869,220

Reconciling items:
Investment in and advances to unconsolidated entities entities	476,043	437,365
Cash and cash equivalents	10,808	7,027
Restricted cash in tax deferred exchange escrow	58,657	120,421
Other assets	133,151	115,882

Consolidated total assets	$8,897,535	$8,549,915

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements — (Continued)

(9) Subsequent Events

     We have publicly announced our intention to redeem our Series C Preferred Shares. The Series C Preferred Shares will be redeemed at liquidation value plus accrued dividends on August 20, 2002. Additionally, we converted 684,931 Series J Preferred Shares into 1,352,739 Common Shares on July 13, 2002.

     On August 9, 2002, we priced a $300 million offering of long-term unsecured senior notes that is expected to close on August 15, 2002. When issued, the notes will have a five-year maturity and are expected to bear a coupon rate of 5.0 % annually with an effective interest rate of 5.2%. We will use the proceeds to repay outstanding balances on our unsecured credit facilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone-Smith Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust (successor registrant to Archstone Communities Trust) as of June 30, 2002, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2002, except as to Note 17, which is as of February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
July 26, 2002,
      except as to Note 9,
      which is as of August 9, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our 2001 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

  Forward-Looking Statements

     Certain statements in this Form 10-Q that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

     Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See our 2001 Form 10-K “Item 1. Business” for a more complete discussion of risk factors that could impact our future financial performance.

The Company

     Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 87.6% of the Operating Trust’s Common Units.

     Results of Operations

  Overview

     Our basic net earnings attributable to Common Shares increased 5.3% during the three-month period ended June 30, 2002 and decreased 7.5% for the six-month period ended June 30, 2002, respectively, as compared to the same periods in the prior year. The increase in net earnings for the three-month period as compared to the decrease in net earnings for the six-month period is principally attributable to minority interest, the timing of gains from sale of apartment communities, discontinued operations and extraordinary items. Our basic net earnings attributable to Common Shares were also impacted by increases in minority interest and preferred share dividends as a result of the Smith Merger.

     Earnings from operations increased 58.8% and 68.3% for the three and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. These increases are primarily attributable to:

(i)	An increase in overall NOI due to the acquisition of properties in the Smith Merger;

(ii)	Increased NOI due to the acquisition of operating communities and the continued lease-up and Stabilization of development communities; and,

(iii)	Increased income from Ameriton as well as unconsolidated entities acquired in the Smith Merger.

     These increases were partially offset by:

(i)	The loss of garden community NOI in the three and six-month periods ended June 30, 2002 due to the $1.2 billon of apartment community dispositions in 2001 and $140 million of dispositions in 2002.

(ii)	Same-Store NOI reduction of (2.8%) and (1.0%) during the three and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001;

(iii)	Higher depreciation, interest, real estate taxes and general and administrative expenses due principally to the Smith Merger; and,

(iv)	One-time merger-related costs of $1.4 million incurred during the first quarter of 2002.

     Our strongest markets during the current periods include the Greater Washington D.C. Metropolitan Area and Southern California. The San Francisco Bay Area and Chicago will continue to present the greatest challenges in NOI growth in the near term.

  Apartment Community Operations

     The following tables summarize the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

Garden Communities

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Rental revenues	$166,632	$153,552	$332,504	$322,033
Property operating expenses	55,104	48,520	109,529	102,545

Net Operating Income	$111,528	$105,032	$222,975	$219,488

Operating margin (Net Operating Income/rental revenues)	66.9%	68.4%	67.1%	68.2%

Average occupancy during period	96.0%	95.4%	95.6%	95.6%

Average number of operating units	55,391	52,524	55,802	56,768

High-Rise Properties(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Rental revenues	$95,655	n/a	$185,994	n/a
Property operating expenses	38,672	n/a	74,491	n/a

Net Operating Income	$56,983	n/a	$111,503	n/a

Operating margin (Net Operating Income/rental revenues)	59.6%	n/a	60.0%	n/a

Average occupancy during period	95.8%	n/a	95.6%	n/a

Average number of operating units	21,679	n/a	21,475	n/a

(1)	High-rise properties were acquired in the Smith Merger on October 31, 2001. As a result, they are not included in Archstone-Smith’s results of operations for periods presented in 2001.

     The following table reflects revenue, expense and NOI growth for Same-Store communities (representing 57,240 units) that were fully operating during the six months ended June 30 for each respective comparison period:

			Same-Store Net
	Same-Store	Same-Store	Operating
	Revenue	Expense	Income Growth/
	Growth/ (Reduction)	Growth/ (Reduction)	(Reduction)

2002(1)
Garden	(0.6%)	4.5%	(2.8%)
High-Rise	4.0%	5.2%	3.4%
Total	0.8%	4.7%	(1.0%)
2001
Garden	7.1%	5.0%	8.2%
High-Rise	n/a	n/a	n/a
Total	7.1%	5.0%	8.2%

(1)	Same-Store includes results for assets acquired in the Smith Merger for the six-month period ended June 30, 2001.

     NOI for the entire apartment portfolio increased for the three and six-month periods ended June 30, 2002 compared to the same period in 2001. This increase in NOI results principally from the inclusion of the NOI from properties acquired in the Smith Merger in our consolidated results of operations.

     NOI for our garden communities increased $6.5 million and $3.5 million, for the three and six-month periods ended June 30, 2002, respectively, primarily due to:

(i)	The inclusion of NOI from the 13 garden communities acquired in the Smith Merger; and,

(ii)	The continued successful lease-up and Stabilization of apartment communities.

     These increases were partially offset by:

(i)	The loss of garden community NOI due to dispositions of operating communities in 2001 and 2002; and

(ii)	Same-Store NOI declined during the three-month and six-month periods ended June 30, 2002, as compared to the same periods in the prior year principally as a result of our declining Same-Store revenue growth, an increase in real estate taxes and an increase in insurance costs incurred upon renewal of our property insurance policies in June 2001.

     The 2.8% decline in Same-Store NOI for the three-months ended June 30, 2002 as compared to the same period in the prior year is primarily due to a continued deterioration experienced in the broader economy. This decrease resulted from both flat revenues and higher expenses therefore lowering our overall operating margins. This second quarter 2002 Same-Store NOI decline also contributed to our negative Same-Store NOI results for the six-months ended June 30, 2002 compared to the same period in the prior year.

     We have experienced a 0.8% increase in Same-Store NOI growth during the three-months ended June 30, 2002 as compared to the three-month period ended March 31, 2002. This quarter over quarter increase is primarily a result of increased revenue in certain core markets.

     As a result of the financial challenges experienced by property and casualty insurance companies, the property and casualty insurance markets have continued to impose significant premium increases. In connection with the renewal of our insurance policies in July 2002, we have reviewed our overall risk management strategy in order to optimize our coverage, while managing our overall costs and our portfolio wide risk profile. As a result of effectively managing the policy renewal process, we anticipate that our total property and casualty insurance costs will increase by approximately 25% for the remainder of 2002 and the first two quarters of 2003 as compared to the same periods in the previous years.

  Income from Unconsolidated Entities

     Income from unconsolidated entities increased for the three and six-month periods ended June 30, 2002 as compared to same periods in 2001 primarily due to:

(i)	Equity in the earnings from Ameriton increased approximately $3.2 million and $3.9 million for the three and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001 principally due to higher NOI from operating communities and a gain from the sale of an operating community;

(ii)	We recorded $3.1 million and $4.3 million in income from CES and SMC for the three and six-month periods ended June 30, 2002, respectively. These entities were acquired in the Smith Merger; and,

(iii)	We had a $0.6 million and $2.7 million increase in our share of the income from real estate joint ventures for the three and six-month periods ended June 30, 2002, respectively. These increases are primarily due to the formation of three operating community joint ventures during 2001 and three joint ventures acquired in the Smith Merger.

  Other Income

     Other income decreased for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001, principally as a result of lower interest income due to lower cash account balances because of reduced disposition activity, coupled with lower interest rates.

  Depreciation Expense

     The increase in depreciation expense for the three and six-month periods ended June 30, 2002 as compared to the same period in 2001 is principally attributable to the additional depreciation expense associated with the properties acquired in the Smith Merger. This increase was partially offset by a reduction in depreciation expense associated with the significant disposition volume of garden communities during 2001 and 2002.

  Interest Expense

     The increase in net interest expense for the three and six-month periods ended June 30, 2002 as compared to 2001 is primarily attributable to the incremental debt assumed in the Smith Merger. These increases are partially offset by our relatively low average cost of variable rate debt during 2002 as compared to recent years.

  General and Administrative Expenses

     The increase in general and administrative expenses for the three and six-month periods ended June 30, 2002 as compared to the same period in 2001 relates primarily to the incremental overhead incurred in connection with the Smith Merger. In addition, the amortization of capitalized costs associated with our new revenue management program called Lease Rent Optimizer, which began in December 2001, increased these expenses in 2002.

  Minority interests and Preferred Share dividends

     Minority interests and preferred share dividends increased for the three and six-month periods ended June 30, 2002 as compared to the same period in the prior year. These increases are primarily the result of the dividend payments to the preferred shares and minority interest allocations on A-1 Common Units that were issued in connection with the Smith Merger.

  Discontinued Operations

     In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties are also required to be classified as discontinued operations. The property classified as held for sale at December 31, 2001 continues to be accounted for in accordance with the provisions of SFAS 121 and APB 30 and is not included in discontinued operations.

     We had one operating apartment community, one retail property and one parcel of land classified as held for sale at June 30, 2002. The results are included in discontinued operations. Additionally, we sold two properties during the three and six-month periods ended June 30, 2002. The results of operations and the gain on the sale of these properties are also included in discontinued operations. We sold four operating properties during the six-month period that were held for sale at December 31, 2001 and, in accordance with SFAS 144, the results of operations and the gains on sale of the properties are not included in discontinued operations.

  Impact of Disposition Activities

     We disposed of four and six apartment communities during the three and six-month periods ended June 30, 2002, respectively. These dispositions represented gross proceeds of $119.1 million and $139.4 million for the three and six-month periods ended June 30, 2002, respectively. Aggregate net gains, included in gain on disposition of real estate and discontinued operations, of $39.9 million and $41.2 million were recorded for the three-month and six-month periods ended June 30, 2002, respectively.

     Our total anticipated disposition volume for all of 2002 is expected to be approximately $300 to $500 million.

  Liquidity and Capital Resources

     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. We believe our liquidity and financial condition are sufficient to meet all of our cash flow needs during 2002 and for the foreseeable future. See our Statements of Cash Flows for a summary of operating, investing and financing activities for the six-months ended June 30, 2002 and 2001.

  Operating Activities

     Net cash flow provided by operating activities increased $71.5 million for the six months ended June 30, 2002 as compared to the same period in 2001. This increase is principally due to a significant increase in earnings from operations before gains on dispositions due to the Smith Merger, which was partially offset by lost NOI from the significant disposition activity in 2001. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

  Investing and Financing Activities

     For the six-months ended June 30, 2002, cash flows provided by (used in) investing activities decreased $595.8 million as compared to the same period in 2001. The decrease is principally the result of a $672.3 million reduction in the proceeds on disposition of apartment communities, a $192.9 million increase in investments in real estate and a $49.5 million increase in advances to unconsolidated investees. This was partially offset by a decrease in cash flows from restricted cash in tax-deferred exchange escrows.

     Cash flows used in financing activities decreased by $448.1 million for the six months ended June 30, 2002 as compared to the same period in 2001. The decrease is primarily attributable to the issuance of $200 million in senior unsecured notes in February 2002, the $485.8 million increase in the net proceeds provided by our credit facilities and a $50.0 million repurchase of Common Shares during the six months ended June 30, 2001 compared to no shares repurchased during the same period in 2002. These increases were partially offset by principal payments on mortgages payable that increased $330.6 million and dividends on Common Shares, Preferred Shares and minority interests that increased $77.1 million.

     Included above in the cash flows from financing activities are the payment of $149.9 million, $17.4 million and $24.8 million in dividends and distributions to Common Shares, Preferred Shares and minority interests, respectively, during the six-month period ended June 30, 2002.

     Our most significant non-cash investing and financing activities during the six-month periods ended June 30, 2002 and 2001 included: (i) the assumption of mortgages payable upon the purchase of apartment communities; (ii) the contribution of apartment communities and related transfer of a mortgage liability in exchange for an ownership interest in a joint venture; and, (iii) the redemption of minority interests for Common Shares.

  Scheduled Debt Maturities and Interest Payment Requirements

     Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of June 30, 2002, we have approximately $96.8 million of long-term debt maturing during the remainder of 2002, $246.7 million maturing during 2003 and $138.1 million maturing during 2004.

     We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $400.9 million outstanding and $399.1 million of available capacity at August 8, 2002. Archstone’s unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.27%, 3.36% and 5.78%, respectively, as of June 30, 2002. These rates give effect to the impact of interest rate swaps and caps, as applicable.

     We were in compliance with all financial covenants pertaining to our debt instruments during the six-month period ended June 30, 2002.

  Shareholder Dividend Requirements

     Based on anticipated distribution levels for 2002 and the number of shares and units outstanding as of June 30, 2002, we anticipate that we will pay distributions and dividends of $190.7 million in the aggregate during the remainder of 2002. This amount represents distribution and dividends on our Common Shares, all Preferred Shares and all minority interests, including A-1 Common Units.

  Planned Investments

     Following is a summary of unfunded planned investments as of June 30, 2002 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction and redevelopment.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment	4,008	$24,853	$18,989
Communities under construction	2,120	—	101,074
Communities In Planning and owned	3,902	749,028	—
Communities In Planning and Under Control	536	70,396	—
Community acquisitions under contract	623	87,000	—

Total	11,189	$931,277	$120,063

     In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities and on redevelopment and recurring expenditures to improve and maintain our more established operating communities.

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2002 and 2003 and expect to start construction on approximately $350 to $450 million, based on Total Expected Investment, during 2002. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

  Funding Sources

     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone-Smith’s performance in 2001, we anticipate that net cash flow from operating activities during 2002 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $399.1 million in available capacity on our unsecured credit facilities and $58.3 million of cash on hand at August 8, 2002. In addition, we expect to complete a total of $300 to $500 million of operating community dispositions during 2002.

     In February 2002, the Operating Trust issued $200 million in long-term unsecured senior notes from its shelf registration statement. In May 2002, Archstone-Smith filed a shelf registration statement on Form S-3 to register $500 million in equity securities, which can be issued in the form of Common or Preferred Shares. In May 2002, we filed a shelf registration statement on Form S-3 to register an additional $422.8 million (for a total of $800 million) in debt securities that can be issued in the form of long-term unsecured senior notes. These registration statements were declared effective in June 2002. On August 9, 2002, the Operating Trust priced a $300 million offering of long-term unsecured senior five-year notes that is expected to close on August 15, 2002. Upon closing the offering on August 15, 2002, Archstone-Smith and the Operating Trust will collectively have $1.0 billion available in shelf registered securities which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

  Other Contingencies and Hedging Activities

     We are party to various claims and routine litigation arising in the ordinary course of business. When considering the company’s insurance coverage and other aspects of our risk management program, we do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

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

  Off Balance Sheet Arrangements

     Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include a $57.3 million investment in real estate joint ventures, $278.3 million investment in Ameriton, $134.8 million investment in CES and $5.5 million investment in SMC at June 30, 2002. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $8.7 million of available capacity at June 30, 2002. Additionally, we have extended uncommitted unsecured credit facilities with Ameriton and CES whereby advances are made solely at our discretion. Ameriton and CES had $119.1 million and $59.0 million, respectively, of available capacity as of June 30, 2002.

     We have extended guarantees of certain obligations (such as performance bonds), which are customary to the type of business in which we engage. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. See “Contractual Commitments” for a summary of the performance bonds we have guaranteed.

  Contractual Commitments

     The following table summarizes information contained in Management’s Discussion and Analysis and in our financial statements in this Form 10-Q regarding contractual commitments at June 30, 2002 (amounts in millions):

		2003	2005
	2002	and 2004	and 2006	2007 thru 2083	Total

Scheduled long-term debt maturities	$96.8	$384.8	$669.1	$2,530.8	$3,681.5
Unsecured credit facilities	15.7	465.0	—	—	480.7
Ameriton credit facility	8.7	—	—	—	8.7
Development and redevelopment expenditures	120.1	—	—	—	120.1
Performance bond guarantees(1)	60.6	68.8	—	—	129.4
Lease Commitments(2)	4.4	7.8	6.7	105.3	124.2

Total	$306.3	$926.4	$675.8	$2,636.1	$4,544.6

(1)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements.

(2)	Lease commitments relate principally to ground lease payments as of December 31, 2001. There have been no material changes since that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our capital structure includes the use of both fixed and floating rate debt and we are exposed to the impact of changes in interest rates. We also use interest rate swap and interest rate cap derivative financial instruments in order to modify interest rate characteristics of our debt in an effort to minimize our overall borrowing costs. We do not utilize these derivative financial instruments for speculative purposes. We use the services of third party consultants to assist us in evaluating our interest rate risk and counter-party credit risk.

     As a result of our balance sheet management philosophy, we have managed our debt maturities to create a relatively level principal maturity schedule, without significant repayment obligations in any year. Additionally, if market conditions do not permit us to replace maturing debt at comparable interest rates, we are not exposed to significant portfolio level interest rate volatility due to the management of our maturity schedules. There have been no material changes to our market risk profile since December 31, 2001. See Item 7a in our 2001 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In April 2002, the Operating Trust issued 339,727 B Common Units as partial consideration for the purchase of the operating community in a transaction exempt from registration under Section 4(2) of the Securities Act and rules thereunder. The B Common Units automatically convert into A-1 Common Units on August 16, 2002. The A-1 Common Units so issued will be redeemable for cash or, at Archstone-Smith's option, Common Shares. In April 2002, Archstone-Smith issued 60,000 Common Shares under Section 4(2) of the Securities Act and the rules thereunder in exchange for 60,000 B Common Units previously issued.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual shareholder’s meeting held on May 21, 2002, our shareholders re-elected the following individuals to serve on the board.

		Abstentions and
Name	Shares Voted in Favor	Non-Votes

James A. Cardwell	149,094,544	2,496,647
Robert P. Kogod	149,094,544	2,496,647
James H. Polk, III	149,094,544	2,496,647

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP dated August 13, 2002 regarding unaudited financial information

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE-SMITH TRUST

BY:	/s/ R. SCOT SELLERS

R. Scot Sellers Chairman and Chief Executive Officer

BY:	/s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr. Chief Financial Officer (Principal Financial Officer)

BY:	/s/ MARK A. SCHUMACHER

Mark A. Schumacher Senior Vice President and Controller (Principal Accounting Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Letter from KPMG LLP dated August 13, 2002 regarding unaudited financial information

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002