Form 10-Q
period 2002-09-30
ARCHSTONE SMITH TRUST
filed 2002-11-14
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-16755

Archstone-Smith Trust

(Exact name of registrant as specified in its charter)

Maryland	84-1592064
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9200 E Panorama Circle, Suite 400

Englewood, Colorado 80112
(Address of principal executive offices and zip code)

(303) 708-5959

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.     Yes ☑          No ☐

      At November 4, 2002, there were approximately 180,810,658 of the Registrant’s Common Shares outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 and 2001 (Unaudited)
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX
EX-10.1 Articles Supplementary for Series E
EX-10.2 Articles Supplementary for Series F
EX-10.3 Articles Supplementary for Series G
EX-12.1 Computation of Ratio of Earnings
EX-12.2 Computation of Ratio of Earnings
EX-15.1 Letter from KPMG LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Real estate	$8,792,411	$8,276,004
Less accumulated depreciation	537,059	406,784

	8,255,352	7,869,220
Investments in and advances to unconsolidated entities	517,779	437,365

Net investments	8,773,131	8,306,585
Cash and cash equivalents	19,480	7,027
Restricted cash in tax-deferred exchange escrow	41,221	120,421
Other assets	154,301	115,882

Total assets	$8,988,133	$8,549,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$309,350	$188,589
Long-term unsecured debt	1,811,719	1,333,890
Mortgages payable	2,166,432	2,330,533
Dividends payable	3,793	89,326
Accounts payable, accrued expenses and other liabilities	268,734	212,030

Total liabilities	4,560,028	4,154,368

Minority interest	553,861	594,403

Shareholders’ equity:
Convertible Preferred Shares	194,891	225,351
Perpetual Preferred Shares	99,463	148,763
Common Shares (180,707,734 shares in 2002 and 174,516,970 shares in 2001)	1,807	1,745
Additional paid-in capital	3,678,390	3,548,089
Accumulated other comprehensive loss	(12,977)	(5,517)
Employee share purchase notes	(3,623)	(4,442)
Distributions in excess of net earnings	(83,707)	(112,845)

Total shareholders’ equity	3,874,244	3,801,144

Total liabilities and shareholders’ equity	$8,988,133	$8,549,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)

	(Unaudited)
Revenues:
Rental revenue	$256,553	$146,603	$758,032	$461,928
Income from unconsolidated entities	16,295	6,992	28,885	8,740
Other income	2,104	3,965	5,112	10,710

	274,952	157,560	792,029	481,378

Expenses:
Rental expenses	71,722	37,341	200,672	109,343
Real estate taxes	22,216	11,631	69,288	39,330
Depreciation on real estate investments	49,717	28,190	144,282	87,606
Interest expense	50,432	30,577	145,814	94,995
General and administrative expenses	10,972	6,689	31,257	18,495
Provision for possible loss on investments	—	2,410	—	12,319
Other expenses	5,845	2,525	8,361	3,557

	210,904	119,363	599,674	365,645

Earnings from operations	64,048	38,197	192,355	115,733
Less: Minority interest	8,960	1,957	29,300	5,869
Plus: Gain on dispositions of real estate investments, net	3,500	9,767	28,044	80,288

Net earnings before discontinued operations and extraordinary items	58,588	46,007	191,099	190,152
Plus: Earnings from discontinued operations, net	5,015	1,361	24,681	4,247
Less: Extraordinary items — loss on early extinguishments of debt, net of minority interest	653	—	9,733	—

Net earnings	62,950	47,368	206,047	194,399
Less: Preferred Share dividends	7,702	3,913	25,142	15,124

Net earnings attributable to Common Shares — Basic	$55,248	$43,455	$180,905	$179,275

Weighted average Common Shares outstanding — Basic	178,930	121,446	176,779	121,527

Weighted average Common Shares outstanding — Diluted	179,898	122,032	178,011	127,279

Net earnings per Common Share — Basic:
Net earnings before discontinued operations and extraordinary items	$.28	$.35	$.94	$1.44
Discontinued operations, net	$.03	$.01	$.14	$.04
Extraordinary items, net	$—	$—	$(.06)	$—

Net earnings	$.31	$.36	$1.02	$1.48

Net earnings per Common Share — Diluted:
Net earnings before discontinued operations and extraordinary items	$.28	$.35	$.93	$1.43
Discontinued operations, net	$.03	$.01	$.14	$.03
Extraordinary items, net	$—	$—	$(.05)	$—

Net earnings	$.31	$.36	$1.02	$1.46

Distributions paid per Common Share	$0.425	$0.410	$1.275	$1.230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2002

	Convertible	Perpetual
	Preferred	Preferred			Accumulated
	Shares at	Shares at			Other	Employee	Distributions
	Aggregate	Aggregate	Common	Additional	Comprehensive	Share	in Excess of
	Liquidation	Liquidation	Shares at	Paid-in	Earnings	Purchase	Net
	Preference	Preference	Par Value	Capital	(Loss)	Notes	Earnings	Total

	(In thousands)

	(Unaudited)
Balances at December 31, 2001	$225,351	$148,763	$1,745	$3,548,089	$(5,517)	$(4,442)	$(112,845)	$3,801,144
Comprehensive earnings:
Net earnings	—	—	—	—	—	—	206,047	206,047
Preferred Share dividends	—	—	—	—	—	—	(25,142)	(25,142)
Change in fair value of cash flow hedges	—	—	—	—	(7,247)	—	—	(7,247)
Unrealized holding loss on available-for-sale securities	—	—	—	—	(213)	—	—	(213)

Comprehensive earnings attributable to Common Shares								173,445

Common Share dividends	—	—	—	—	—	—	(151,767)	(151,767)
A-1 Common Units converted into Common Shares	—	—	20	41,728	—	—	—	41,748
Conversion of Preferred Shares into Common Shares	(30,460)	—	16	30,444	—	—	—	—
Preferred Share repurchases	—	(49,300)	—	—	—	—	—	(49,300)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	13	31,223	—	—	—	31,236
Other, net	—	—	13	26,906	—	819	—	27,738

Balances at September 30, 2002	$194,891	$99,463	$1,807	$3,678,390	$(12,977)	$(3,623)	$(83,707)	$3,874,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
	(Unaudited)
Operating activities:
Net earnings before discontinued operations and extraordinary items	$191,099	$190,152
Adjustments to reconcile net earnings before discontinued operations and extraordinary items to net cash flow provided by operating activities:
Depreciation and amortization	152,669	96,416
Earnings from discontinued operations, net	24,681	4,247
Extraordinary items — loss on early extinguishments of debt, net	(9,733)	—
Gains on dispositions of real estate investments, net	(48,384)	(80,288)
Provision for possible loss on investments	—	12,319
Minority interest	31,427	5,869
Change in other assets	(29,671)	3,224
Change in accounts payable, accrued expenses and other liabilities	37,857	(3,674)
Other, net	(11,088)	(13,389)

Net cash flow provided by operating activities	338,857	214,876

Investing activities:
Real estate investments	(414,039)	(344,795)
Change in investments in and advances to unconsolidated entities, net	(79,592)	26,109
Proceeds from dispositions, net of closing costs	168,033	900,684
Advances on notes receivable, net	—	(103,400)
Change in tax-deferred exchange escrow	79,200	(121,927)
Other, net	(15,768)	(8,044)

Net cash flow provided by (used in) investing activities	(262,166)	348,627

Financing activities:
Proceeds from long term unsecured debt, net of issuance costs	495,879	—
Payments on long term unsecured debt	(27,500)	(12,500)
Principal prepayment of mortgages payable	(353,410)	(28,808)
Regularly scheduled principal payments on mortgages payable	(7,865)	(3,399)
Proceeds from (payments on) unsecured credit facilities, net	120,761	(193,719)
Proceeds from Common Shares issued under DRIP and employee stock options	54,933	22,077
Repurchase of Common Shares and Preferred Shares	(49,300)	(50,587)
Redemption of Perpetual Preferred Units	(12,000)	(104,670)
Cash dividends paid on Common Shares	(226,078)	(149,535)
Cash dividends paid on Preferred Shares	(25,488)	(15,126)
Cash dividends paid to minority interests	(36,577)	(5,869)
Other, net	2,407	3,464

Net cash flow used in financing activities	(64,238)	(538,672)

Net change in cash and cash equivalents	12,453	24,831
Cash and cash equivalents at beginning of period	7,027	9,077

Cash and cash equivalents at end of period	$19,480	$33,908

Significant non-cash investing and financing activities:
Assumption of mortgages payable upon purchase of apartment communities	$205,542	$70,589
Apartment communities exchanged for ownership interest in a joint venture	—	113,623
A-1 Common Units redeemed for Common Shares	41,748	—
Conversion of Series A Preferred Shares into Common Shares	5,460	3,295
Conversion of Series J Preferred Shares into Common Shares	25,000	—
Transfer of mortgage payable to a joint venture upon disposition of apartment communities	—	17,321
Accrual for estimated water infiltration and mold remediation at one property	17,283	—
B Common Units issued for real estate	8,730	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

Smith Merger

      In October 2001, Archstone Communities Trust (“Archstone”) converted into an UPREIT structure and became a wholly owned subsidiary of Archstone-Smith Trust (“Archstone-Smith”). Through a series of transactions, Archstone-Smith and Archstone merged with Charles E. Smith Residential Realty, Inc. and Charles E. Smith Residential Realty, L.P., respectively. Archstone-Smith is the successor registrant to Archstone. The Smith Merger was structured as a tax-free merger and was accounted for using the purchase method of accounting. While the allocation of purchase price is subject to revision in accordance with GAAP during the twelve month period following the closing of the Smith Merger, management does not anticipate that the revisions to the initial purchase price allocation will be material and will finalize any such revisions during the fourth quarter of 2002. See Note 1 in our 2001 Annual Report on Form 10-K (“2001 Form 10-K”) for a more complete description of the reorganization and the Smith Merger.

Business

      Our business is conducted primarily through our majority owned subsidiary Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 88.0% of the Operating Trust. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

Interim Financial Reporting

      The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While our management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in Archstone-Smith’s 2001 Form 10-K. See the glossary in our 2001 Form 10-K for all defined terms not defined herein.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. Properties sold to unconsolidated entities are not included in discontinued operations. Properties sold by unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of income from unconsolidated entities.

Revenue and Gain Recognition

      We generally lease our apartment units under operating leases with terms of one year or less. Rental revenue is recognized evenly over the lease term. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

      Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

Moisture Infiltration and Mold Remediation

      Moisture infiltration and mold remediation costs are recorded when claims have been asserted, assessments and remedial efforts are probable and the cost related to such remediation efforts can be reasonably estimated. These remediation costs are capitalized only to the extent they meet the criteria set forth in GAAP.

New Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We are required to adopt SFAS 145 on January 1, 2003. SFAS 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. SFAS 145 also impacts certain sale-leaseback transactions. Upon adoption, we do not believe early extinguishments will continue to qualify for extraordinary item treatment and do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position, net earnings or cash flows.

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are required to adopt SFAS 146 on January 1, 2003. SFAS 146 requires that expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. We do not anticipate the adoption of SFAS 146 will have a material impact on our financial position, net earnings or cash flows.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Per Share Data

      Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares — Basic	$55,248	$43,455	$180,905	$179,275
Dividends on Convertible Preferred Shares	—	—	—	5,316
Minority interest — convertible operating partnership units	36	—	156	1,167

Net earnings attributable to Common Shares — Diluted	$55,284	$43,455	$181,061	$185,758

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding — Basic	178,930	121,446	176,779	121,527
Assumed conversion of Convertible Preferred Shares into Common Shares	—	—	—	4,336
Assumed conversion of convertible operating partnership units	—	—	—	949
Assumed exercise of options	968	586	1,232	467

Weighted average number of Common Shares outstanding — Diluted	179,898	122,032	178,011	127,279

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2) Real Estate

     Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	September 30, 2002		December 31, 2001

	Investment	Units(1)	Investment	Units(1)

	(Unaudited)
Apartment communities:
Operating communities	$8,345,172	77,372	$7,809,444	77,170
Communities under construction	293,370	2,117	358,367	2,812
Development communities In Planning:
Owned	120,727	3,561	76,611	1,402
Under control(2)	—	428	—	991

Total development communities In Planning	120,727	3,989	76,611	2,393

Total apartment communities	8,759,269	83,478	8,244,422	82,375

Retail, hotel and other	33,142		31,582

Total real estate	$8,792,411		$8,276,004

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of September 30, 2002 and December 31, 2001 for developments Under Control was $2.0 million and $4.9 million, respectively, and is reflected on the “other assets” caption of our Balance Sheets.

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2001	$8,276,004
Community acquisitions	333,319
Acquisition-related capital expenditures	9,063
Redevelopment capital expenditures	135,560
Recurring capital expenditures	23,741
Development expenditures, excluding land acquisitions	152,248
Dispositions	(137,524)

Balance at September 30, 2002	$8,792,411

      At September 30, 2002, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $149.5 million, of which $126.6 million related to communities under construction.

(3) Discontinued Operations

      At September 30, 2002, we had seven operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, the net earnings for these properties are classified as earnings from discontinued operations. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental revenues	$10,689	$6,114	$34,359	$18,131
Rental expenses	(4,451)	(1,827)	(12,301)	(5,122)
Real estate taxes	(806)	(551)	(2,998)	(1,650)
Depreciation on real estate investments	(1,050)	(1,048)	(3,968)	(3,127)
Interest expense(1)	(2,329)	(1,327)	(7,239)	(3,985)
Minority interest	(704)	—	(3,512)	—
Gain on dispositions of real estate investments, net	3,666	—	20,340	—

	$5,015	$1,361	$24,681	$4,247

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $1.2 million and $1.3 million for the three months ended September 30, 2002 and 2001 and $3.9 million and $4.0 million for the nine months ended September 30, 2002 and 2001, respectively.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assets classified as held for sale, pursuant to SFAS 144 at September 30, 2002, had aggregate carrying value of $232.9 million with $64.9 million of secured debt. The estimated proceeds less anticipated costs to sell for each asset were greater than the net book value and therefore no provision for possible loss was recorded.

      We sold one and three operating communities during the three and nine months ended September 30, 2002, respectively, that were not classified as held for sale at December 31, 2001 and therefore are accounted for under SFAS 144. Accordingly, the gains on sale are included in discontinued operations. Additionally, we sold five operating communities during the nine months ended September 30, 2002, which were held for sale at December 31, 2001 or sold to unconsolidated entities and therefore, not classified as discontinued operations.

(4) Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

	September 30,	December 31,
	2002	2001

Ameriton Properties Incorporated (Ameriton)	$333,165	$244,654
Consolidated Engineering Services, Inc. (CES)	132,455	133,878
Smith Management Construction(SMC)	934	1,894
Real estate joint ventures	51,225	56,939

	$517,779	$437,365

      We have a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $6.7 million available at September 30, 2002. We also have an uncommitted unsecured credit facility with Ameriton, with $35.7 million of available capacity at September 30, 2002. Advances to Ameriton under this uncommitted facility are made solely at our discretion.

      We have an uncommitted unsecured credit facility with CES, with $64.0 million of available capacity at September 30, 2002. Advances to CES under this facility are made solely at our discretion.

(5) Borrowings

Unsecured Credit Facilities

      The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2002	December 31, 2001

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at end of period	301,500	173,000
Weighted average daily borrowings	220,166	52,575
Maximum borrowings outstanding during the period	465,000	250,000
Weighted average daily nominal interest rate	2.30%	5.31%
Weighted average daily effective interest rate(1)	3.29%	9.76%

(1)	The higher effective interest rate during 2001 was due to the amortization of fixed credit facility fees over the relatively low average outstanding balance during the year.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also have a short-term unsecured borrowing agreement, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 2.44% to 2.87% during the nine months ended September 30, 2002. At September 30, 2002 and December 31, 2001, there were $7.9 million and $15.6 million of borrowings outstanding under this agreement, respectively.

Long-Term Unsecured Debt

      During February 2002, the Operating Trust issued $200 million of long-term unsecured senior notes due in February 2012 for net proceeds of $198.6 million. These notes bear interest at a coupon rate of 6.5% annually, with an effective interest rate of 6.6%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

      During August 2002, the Operating Trust issued $300 million of long-term unsecured senior notes due in August 2007 for net proceeds of $297.3 million. These notes bear interest at a coupon rate of 5.0% annually, with an effective interest rate of 5.2%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

      Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balances at	Balances at	Average
	Coupon	Interest	September 30,	December 31,	Remaining
Type of Debt	Rate(1)	Rate(2)	2002	2001	Life (Years)

Long-term unsecured senior notes	6.97%	7.11%	$1,727,804	$1,255,537	6.0
Unsecured tax-exempt bonds	1.96%	2.19%	83,915	78,353	26.7

Total/average	6.74%	6.88%	$1,811,719	$1,333,890	6.9

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Mortgages Payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

		Principal Balance(2) at
	Effective
	Interest	September 30,	December 31,
Type of Mortgage	Rate(1)	2002	2001

Fannie Mae secured debt	6.49%	$551,610	$661,764
Freddie Mac secured line of credit	—	—	163,768
Conventional fixed rate	6.62%	1,259,329	1,266,569
Tax-exempt fixed rate	7.26%	7,074	7,216
Tax-exempt floating rate	2.31%	325,530	207,716
Other	5.17%	22,889	23,500

Total/average	5.92%	$2,166,432	$2,330,533

(1)	Includes the effect of interest rate hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of September 30, 2002.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes net fair market value adjustment recorded in connection with Smith Merger of $75.0 million and $83.5 million at September 30, 2002 and December 31, 2001, respectively.

      The change in mortgages payable during the nine months ended September 30, 2002 consisted of the following (in thousands):

Balance at December 31, 2001	$2,330,533
Regularly scheduled principal amortization	(7,865)
Mortgage assumptions related to property acquisitions	205,542
Prepayments, final maturities and other	(361,778)

Balance at September 30, 2002	$2,166,432

      We repaid or refinanced an aggregate $363.4 million in mortgages payable during the nine months ended September 30, 2002 in order to release the mortgages, free up $678.9 million of previously encumbered assets and increase our unencumbered asset pool. Due to the costs associated with early retirement of this debt, we recorded an extraordinary item of $9.7 million, net of $1.4 million of minority interest, for the nine months ended September 30, 2002.

Other

      Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the period ended September 30, 2002.

      For the nine months ended September 30, 2002 and 2001, the total interest paid on all outstanding debt was $176.2 million and $121.9 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2002 and 2001 was $17.1 million and $15.1 million, respectively.

(6) Minority Interest

      Minority interest consists of the following at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

A-1 Common Units	$490,081	$499,876
Perpetual Preferred Units	61,180	73,180
DownREIT OP Units	—	18,747
Other minority interests	2,600	2,600

	$553,861	$594,403

Operating Trust Units

      As of September 30, 2002 and December 31, 2001, we owned an 88.0% and 87.3% majority interest in the Operating Trust, respectively. During the nine months ended September 30, 2002, 2,013,892 Class A-1 Common Units were redeemed for Common Shares. In April 2002, the Operating Trust issued 339,727 Class B common units of beneficial interest (“B Common Units”) of the Operating Trust as partial consideration for a community acquisition. In April 2002, Archstone-Smith issued 149,319 unregistered Common Shares in exchange for 149,319 B Common Units previously issued.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2002, the Operating Trust converted 870,523 of DownREIT operating units into A-1 Common Units in connection with the merger with its DownREIT Operating Partnerships. Also in August 2002, 3,000,000 DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units. In September 2002, 480,000 of the Series E Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends.

(7) Distributions to Shareholders

      The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, June 30 and September 30, 2002 and the annualized dividend we expect to pay for 2002:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share

Common Shares	$0.425	$1.70
Series A Convertible Preferred Shares	$0.572	$2.29
Series C Preferred Shares(1)	$0.539	$1.38
Series D Preferred Shares	$0.547	$2.19
Series H Preferred Shares	$0.839	$3.36
Series I Preferred Shares	$1,915.00	$7,660.00
Series J Preferred Shares(2)	$0.839	$1.80
Series K Preferred Shares	$0.839	$3.36
Series L Preferred Shares	$0.839	$3.36

(1)	The Series C Preferred Shares were redeemed at liquidation value, plus accrued and unpaid distributions, on August 20, 2002.

(2)	The Series J Preferred Shares were converted into Common Shares on July 13, 2002.

(8) Segment Data

      We define our garden communities and high-rise properties as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. We rely primarily on NOI for purposes of making decisions about allocation of resources and assessing segment performance.

      Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reportable apartment communities segment revenues:
Garden communities	$158,504	$145,336	$472,590	$458,683
High-rise properties	96,961	—	282,956	—
Other non-reportable operating segment revenues	19,487	12,224	36,483	22,695

Total segment and consolidated revenues	$274,952	$157,560	$792,029	$481,378

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reportable apartment communities segment NOI:
Garden communities	$103,831	$96,452	$316,428	$310,274
High-rise properties	57,770	—	169,274	—
Other non-reportable operating segment NOI	1,014	1,179	2,370	2,981

Total segment NOI	162,615	97,631	488,072	313,255

Reconciling items:
Income from unconsolidated entities	16,295	6,992	28,885	8,740
Other income	2,104	3,965	5,112	10,710
Depreciation on real estate investments	(49,717)	(28,190)	(144,282)	(87,606)
Interest expense	(50,432)	(30,577)	(145,814)	(94,995)
General and administrative expenses	(10,972)	(6,689)	(31,257)	(18,495)
Provision for possible loss on investments	—	(2,410)	—	(12,319)
Other expenses	(5,845)	(2,525)	(8,361)	(3,557)

Consolidated earnings from operations	$64,048	$38,197	$192,355	$115,733

	September 30,	December 31,
	2002	2001

Reportable operating communities segments assets:
Garden communities	$4,663,760	$4,649,564
High-rise properties	3,558,450	3,188,074
Other non-reportable operating segment assets	33,142	31,582

Total segment assets	8,255,352	7,869,220

Reconciling items:
Investments in and advances to unconsolidated entities	517,779	437,365
Cash and cash equivalents	19,480	7,027
Restricted cash in tax deferred exchange escrow	41,221	120,421
Other assets	154,301	115,882

Consolidated total assets	$8,988,133	$8,549,915

(9) Litigation and Contingencies

      As of September 30, 2002, we have incurred and accrued a liability for approximately $18.1 million relating to moisture infiltration and mold issues at one of our high-rise properties in Southeast Florida. Of this amount, approximately $5.6 million represents amounts expensed during the third quarter of 2002 for the estimated cost of repairing or replacing residents’ property and incurred legal fees. The remaining $12.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We are early in the process of addressing this issue, and there are still considerable uncertainties which affect our ability to estimate the ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the issues, the extent of required remediation efforts and varying costs of alternative

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs. It is possible that these estimates could increase or decrease as better information becomes available.

      The company is also subject to litigation in connection with these issues. We intend to vigorously contest the claims asserted in the litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision.

      We believe it is reasonably possible that a portion of our legal and remediation costs will be recovered from insurance carriers, and we are investigating other potential recoveries. As of September 30, 2002, no estimated recovery has been recorded as we have no basis for making such an estimate at this time.

(10) Subsequent Event

      On November 12, 2002, the Operating Trust announced its intention to issue approximately $100 million of long-term unsecured senior notes. When issued, the notes will have a five-year maturity and are expected to have an effective interest rate of under 5.0%. This offering is expected to price on November 14 and fund on November 19, 2002. We will use the proceeds to repay outstanding balances on our unsecured credit facilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders

of Archstone-Smith Trust:

      We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust (successor registrant to Archstone Communities Trust) as of September 30, 2002, and the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2002 and 2001, the condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

October 18, 2002
     except as to Note 10,
     which is as of November 12, 2002

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

The Company

      Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which substantially all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own approximately 88.0% of the Operating Trust’s Common Units.

Results of Operations

Overview

      Basic net earnings attributable to Common Shares increased 27.1% and 1.0% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. These increases are primarily attributable to:

•	An increase in overall NOI due to the acquisition of properties in the Smith Merger;

•	Increased NOI due to the acquisition of operating communities and the continued lease-up and stabilization of development communities; and,

•	Increased income from Ameriton, our real estate joint ventures, as well as unconsolidated entities acquired in the Smith Merger.

      These increases were partially offset by:

•	The loss of NOI in the three and nine months ended September 30, 2002 due to the $1.2 billion of apartment community dispositions in 2001 (including joint venture transactions) and $164.0 million of dispositions in 2002;

•	Same-Store NOI decline of 4.3% and 1.9% during the three and nine months ended September 30, 2002, respectively as compared to the same periods in 2001;

•	Higher depreciation, interest and general and administrative expenses due principally to the Smith Merger;

•	Lower gains on disposition of real estate investments due to the lower volume of dispositions in 2002;

•	One-time merger-related costs of $1.4 million incurred during the first quarter of 2002;

•	A charge of $5.6 million relating to moisture infiltration and mold issues at one of our high-rise properties in Southeast Florida during the third quarter of 2002; and,

•	Higher extraordinary items in 2002 from losses on early extinguishment of debt.

      Our strongest core markets in revenue growth during the current periods include Southern California, Southeast Florida and the Greater Washington, D.C. Metropolitan Area. The San Francisco Bay Area, Seattle and Chicago continue to present the greatest challenges in revenue growth.

Apartment Community Operations

      The following tables summarize the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

Garden Communities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental revenues	$158,504	$145,336	$472,590	$458,683
Property operating expenses	54,673	48,884	156,162	148,409

Net Operating Income	$103,831	$96,452	$316,428	$310,274

Operating margin (NOI/rental revenues)	65.5%	66.4%	67.0%	67.6%

Average occupancy during period	95.7%	94.9%	95.1%	95.0%

Average number of operating units	55,325	50,443	55,643	54,022

High-Rise Properties(1)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental revenues	$96,961	n/a	$282,956	n/a
Property operating expenses	39,191	n/a	113,682	n/a

Net Operating Income	$57,770	n/a	$169,274	n/a

Operating margin (NOI/rental revenues)	59.6%	n/a	59.8%	n/a

Average occupancy during period	93.8%	n/a	94.3%	n/a

Average number of operating units	22,000	n/a	21,650	n/a

(1)	High-rise properties were acquired in the Smith Merger on October 31, 2001. As a result, they are not included in Archstone-Smith’s results of operations for periods presented in 2001.

      NOI for the entire apartment portfolio increased for the three and nine months ended September 30, 2002 compared to the same period in 2001. This increase in NOI results principally from the inclusion of the NOI from properties acquired in the Smith Merger in our consolidated results of operations.

      NOI for our garden communities increased $7.4 million and $6.2 million, for the three and nine months ended September 30, 2002, respectively, primarily due to:

•	The inclusion of NOI from the 13 garden communities acquired in the Smith Merger;

•	The successful lease-up and stabilization of five apartment communities during 2002; and,

•	The acquisition of four apartment communities during 2002.

      These increases were partially offset by:

•	The loss of garden community NOI due to dispositions of operating communities in 2001 and 2002; and

•	Same-Store NOI declining during the three and nine months ended September 30, 2002, as compared to prior year, which is principally attributable to declining Same-Store revenue combined with increases in property taxes, insurance and utility costs.

      The following table reflects revenue, expense and NOI growth for Same-Store communities (representing 57,370 units) that were fully operating during the nine months ended September 30 for each respective comparison period:

	Same-Store	Same-Store
	Revenue	Expense	Same-Store NOI
	Growth/(Reduction)	Growth/(Reduction)	Growth/(Reduction)

2002(1)
Garden	(1.0)%	3.5%	(3.0)%
High-Rise	2.5%	6.1%	0.6%
Total	0.1%	4.3%	(1.9)%
2001
Garden	6.1%	5.1%	6.6%
High-Rise	n/a	n/a	n/a
Total	6.1%	5.1%	6.6%

(1)	Same-Store includes results for assets acquired in the Smith Merger for the nine months ended September 30, 2001 and has been adjusted for items that result in lack of comparability.

      The 4.3% and 1.9% decline in Same-Store NOI for the three and nine months ended September 30, 2002 as compared to the same periods in the prior year are primarily due to a continued deterioration experienced in the broader economy. The NOI decline resulted from both lower revenues and higher expenses which negatively impacted our overall operating margins.

Income from Unconsolidated Entities

      Income from unconsolidated entities increased for the three and nine months ended September 30, 2002 as compared to same periods in 2001 primarily due to:

•	Higher earnings contributions by Ameriton which increased by approximately $5.0 million and $8.8 million for the three and nine months ended September 30, 2002, respectively, principally due to higher gains from the sales of operating communities;

•	The $3.4 million and $7.7 million in income from CES and SMC, both acquired in the Smith Merger, for the three and nine months ended September 30, 2002, respectively; and,

•	The $0.9 million and $3.6 million increase in our share of the income from real estate joint ventures for the three and nine months ended September 30, 2002, respectively. These increases are primarily due to the formation timing of three operating community joint ventures during 2001 and three joint ventures acquired in the Smith Merger.

Other Income

      Other income decreased for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, principally from lower interest income caused by lower cash account balances because of reduced disposition activity, coupled with lower interest rates.

Depreciation Expense

      The increase in depreciation expense for the three and nine months ended September 30, 2002 as compared to the same period in 2001 is primarily attributable to the additional depreciation expense associated with the properties acquired in the Smith Merger. This increase was partially offset by a reduction in depreciation expense associated with our significant garden community disposition volume during 2001 and 2002.

Interest Expense

      The increase in net interest expense for the three and nine months ended September 30, 2002 as compared to 2001 is primarily attributable to the incremental debt assumed in the Smith Merger. This increase is partially offset by a lower average cost of variable rate debt during 2002 as compared to recent years.

General and Administrative Expenses

      The increase in general and administrative expenses for the three and nine months ended September 30, 2002 as compared to the same period in 2001 relates primarily to the incremental overhead incurred in connection with the Smith Merger. In addition, the amortization of capitalized costs associated with our new revenue management program called Lease Rent Optimizer™, which began in December 2001, increased expenses in 2002.

Minority interests and Preferred Share dividends

      Minority interests and Preferred Share dividends increased for the three and nine months ended September 30, 2002 as compared to the same period in the prior year. These increases are primarily the result of the dividend payments to the Preferred Shares and minority interest allocations on A-1 Common Units that were issued in connection with the Smith Merger.

Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of held for sale properties.

      We had seven operating apartment communities classified as held for sale under SFAS 144 at September 30, 2002. We also sold one and three properties during the three and nine months ended September 30, 2002, respectively. The results of operations and the gains on the sale of these properties are included in discontinued operations. Additionally, we sold five operating properties during the nine-month period that were either held for sale at December 31, 2001 or sold to unconsolidated entities and therefore, are not included in discontinued operations in accordance with SFAS 144.

Impact of Disposition Activities

      We disposed of one and seven apartment communities during the three and nine months ended September 30, 2002, respectively. These dispositions represented gross proceeds of $24.6 million and $164.0 million for the three and nine months ended September 30, 2002, respectively. In addition, we disposed of one retail property during the three months ended September 30, 2002, with gross proceeds of $12.5 million. Aggregate net gains, included in gain on disposition of real estate and discontinued operations, of $7.2 million and $48.4 million were recorded for the three and nine months ended September 30, 2002, respectively.

      Our total anticipated disposition volume for all of 2002 is expected to be approximately $300 to $500 million.

Liquidity and Capital Resources

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. We believe our liquidity and financial condition are sufficient to meet all of our cash flow needs during 2002 and for the foreseeable future. See our Statements of Cash Flows for a summary of operating, investing and financing activities for the nine months ended September 30, 2002 and 2001.

Operating Activities

      Net cash flow provided by operating activities increased $124.0 million, for the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is principally due to an increase in earnings from operations due to the Smith Merger, which was partially offset by lost NOI from the significant 2001 disposition activity and lower Same-Store NOI. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

      For the nine months ended September 30, 2002, cash flows provided by investing activities decreased $610.8 million as compared to the same period in 2001. The decrease is the result of a $732.7 million reduction in the proceeds on disposition of apartment communities, a $69.2 million increase in investments in real estate and a $105.7 million increase in advances to unconsolidated investees when comparing 2002 with 2001. This was partially offset by an increase in cash flows from restricted cash in tax-deferred exchange escrows and other investing activities.

      Cash flows used in financing activities decreased by $474.4 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily attributable to the issuance of $500 million in senior unsecured notes during 2002 and the $314.5 million increase in the net proceeds provided by our credit facilities used to finance investing activities. These increases were partially offset by principal prepayments on mortgages payable that increased $324.6 million and dividends and distributions on Common Shares, Preferred Shares and minority interests in the amounts of $226.1 million, $25.5 million and $36.6 million, respectively.

      Our most significant non-cash investing and financing activities during the nine months ended September 30, 2002 and 2001 included: (i) the assumption of mortgages payable upon the purchase of apartment communities in both 2001 and 2002; (ii) the contribution of apartment communities and related transfer of a mortgage liability in exchange for an ownership interest in a joint venture in 2001; (iii) the redemption of minority interests for Common Shares in both 2001 and 2002; (iv) the conversion of Preferred Shares into Common Shares in 2002; and (v) the accrual of estimated moisture infiltration and mold remediation costs at one of our high-rise properties in Southeast Florida in 2002.

Scheduled Debt Maturities and Interest Payment Requirements

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity and refinancing risk. As of September 30, 2002, we have approximately $76.1 million of long-term debt maturing during the remainder of 2002, $247.5 million maturing during 2003 and $104.5 million maturing during 2004.

      We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $401.6 million outstanding and $398.4 million of available capacity at November 12, 2002. Archstone-Smith’s unsecured credit facilities, long-term unsecured debt and mortgages payable had effective interest rates of 3.29%, 6.88% and 5.92%, respectively, as of September 30, 2002. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance with all financial covenants pertaining to our debt instruments during the nine months ended September 30, 2002.

Shareholder Dividend Requirements

      Based on anticipated distribution levels for 2002 and the number of shares and units outstanding as of September 30, 2002, we anticipate that we will pay distributions and dividends of $95.6 million in the aggregate during the remainder of 2002. This amount represents distributions and dividends on our Common Shares, all Preferred Shares and all minority interests, including A-1 Common Units.

Planned Investments

      Following is a summary of unfunded planned investments as of September 30, 2002 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction and redevelopment.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment(1)	7,341	$45,382	$22,889
Communities under construction	2,117	—	126,593
Communities In Planning and Owned	3,561	706,285	—
Communities In Planning and Under Control	428	58,548	—
Community acquisitions under contract	1,116	168,000	—

Total	14,563	$978,215	$149,482

(1)	Includes planned investments of 10 properties undergoing major redevelopment.

      In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities and on redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2002 and 2003. We expect to start construction on a total of approximately $250 to $300 million, based on Total Expected Investment, during 2002. No assurances can be given that communities not currently owned will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with our performance in 2001, we anticipate that net cash flow from operating activities during 2002 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal amortization payments. To fund planned investment activities, we had $398.4 million in available capacity on our unsecured credit facilities and $32.1 million of cash on hand at November 12, 2002. In addition, we expect to complete a total of $300 to $500 million of operating community dispositions during 2002.

      In February 2002, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes from its shelf registration statement. In May 2002, we filed a shelf registration statement on Form S-3 to register $500 million in equity securities, which can be issued in the form of Common or Preferred Shares. In May 2002, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $422.8 million (for a total of $800 million) in unsecured debt securities. These registration statements were declared effective in June 2002. In August 2002, the Operating Trust issued $300 million in long-term unsecured senior five-year notes from its shelf registration statement. Archstone-Smith and the Operating Trust collectively have $1.0 billion available in shelf registered securities which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      As of September 30, 2002, we have incurred and accrued a liability for approximately $18.1 million relating to moisture infiltration and mold issues at one of our high-rise properties in Southeast Florida. Of this amount, approximately $5.6 million represents amounts expensed during the third quarter of 2002 for the estimated cost of repairing or replacing residents’ property and incurred legal fees. The remaining $12.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We are early in the process of addressing this issue, and there are still considerable uncertainties which affect our ability to estimate the ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the issues, the extent of required remediation efforts and varying costs of alternative strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs. It is possible that these estimates could increase or decrease as better information becomes available.

      The company is also subject to litigation in connection with these issues. We intend to vigorously contest the claims asserted in the litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision.

      We believe it is reasonably possible that a portion of our legal and remediation costs will be recovered from insurance carriers, and we are investigating other potential recoveries. As of September 30, 2002, no estimated recovery has been recorded as we have no basis for making such an estimate at this time.

      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result there have been an increasing number of lawsuits against owners and managers of multifamily properties relating to moisture infiltration and mold issues. The Company has implemented guidelines and procedures to address moisture infiltration and to remediate any resulting mold issues if and when they arise. The Company believes that these measures will minimize the potential for any adverse effect on its residents. Mold-related claims are often excluded from standard insurance policies. Our property and general liability policies do not include coverage for mold issues arising after June 30, 2002. Should an uninsured mold-related claim arise against the Company, we would be required to use our own funds to resolve the issue, including both remediation and litigation costs. While mold issues have only resulted in significant claims at one of our properties to date, we can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.

      We are party to various other claims and routine litigation arising in the ordinary course of business. When considering the company’s insurance coverage and other aspects of our risk management program, we do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

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

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through a majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include a $51.2 million investment in real estate joint ventures, $333.2 million investment in Ameriton, $132.5 million investment in CES and $0.9 million investment in SMC at September 30, 2002. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $6.7 million of available capacity at September 30, 2002. Additionally, we have extended uncommitted unsecured credit facilities with Ameriton and CES whereby advances are made solely at our discretion. Ameriton and CES had $35.7 million and $64.0 million of available capacity as of September 30, 2002, respectively.

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

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments at September 30, 2002 (amounts in millions):

		2003	2005	2007
	2002	and 2004	and 2006	thru 2083	Total

Scheduled long-term debt maturities	$76.1	$351.9	$667.6	$2,882.5	$3,978.1
Unsecured credit facilities	7.9	301.5	—	—	309.4
Ameriton credit facility	3.3	—	—	—	3.3
Development and redevelopment expenditures	122.8	—	—	—	122.8
Performance bond guarantees(1)	52.3	85.1	—	—	137.4
Lease Commitments(2)	4.8	12.3	11.1	164.6	192.8

Total	$267.2	$750.8	$678.7	$3,047.1	$4,743.8

(1)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements.

(2)	Lease commitments relate principally to ground lease payments as of December 31, 2001. There have been no material changes since that date.

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

Item 4.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Archstone-Smith’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Archstone-Smith’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Archstone-Smith is subject to litigation in connection with moisture infiltration and mold issues at one of our high-rise properties in Southeast Florida. We intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with adverse decisions.

Item 2.     Changes in Securities and Use of Proceeds

      Archstone-Smith converted 684,931 Series J Perpetual Preferred Shares to common shares in July 2002. In August 2002, we redeemed 1,965,315 Series C Perpetual Preferred Shares at liquidation value plus accrued dividends. In addition, 75,000,000 Series E, F, and G Perpetual Preferred Units converted to Operating Trust Perpetual Preferred Units and 870,523 DownREIT Operating Partnership Units converted to Convertible Operating Trust Units in August. In September 2002, 480,000 of the Series E Units were redeemed at liquidation value plus accrued dividends. All such securities were issued in transactions exempt from registration under Section 4(2) and the rules thereunder.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
10.2	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
10.3	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Letter from KPMG LLP dated November 13, 2002 regarding unaudited financial information
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Mark A. Schumacher
Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 13, 2002

CERTIFICATIONS

I, R. Scot Sellers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Trust (the “registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ R. SCOT SELLERS

R. Scot Sellers
Chairman and Chief Executive Officer

Date: November 13, 2002

CERTIFICATIONS

I, Charles E. Mueller, Jr., certify that:

      1.         I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Trust (the “registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
10.2	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
10.3	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Letter from KPMG LLP dated November 13, 2002 regarding unaudited financial information
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002