Form 10-K
period 2002-12-31
ARCHSTONE SMITH TRUST
filed 2003-03-03
CIK 1156826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Based on the closing price of the registrant’s Common Shares on June 28, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,711,685,400.

      At February 14, 2003, there were approximately 181,295,459 of the registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement for the 2003 annual meeting of its shareholders are incorporated by reference in Part III of this report.

GLOSSARY
PART I
Item 1. Business
The Company
Trustees and Officers of Archstone-Smith
Employees
Insurance
Risk Factors
Item 2. Properties
Geographic Distribution
Real Estate Portfolio
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies
Off Balance Sheet Arrangements
Contractual Commitments
Related Party Transactions
New Accounting Pronouncements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10. Trustees and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-10.7 Form of Change in Control Agreement
EX-12.1 Computation of Ratio of Earnings
EX-12.2 Computation of Ratio of Earnings
EX-21 Subsidiaries
EX-23.1 Consent of KPMG LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

GLOSSARY

      The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description

A-1 Common Unitholders	Holders of Operating Trust A-1 Common Units.
A-1 Common Units	Operating Trust Class A-1 Common Units of beneficial interest, which are redeemable for Common Shares. A-1 Common Units are the only common units of the Operating Trust not held by Archstone-Smith and represent a minority interest of 12.0% in the Operating Trust at December 31, 2002.
A-2 Common Units	Operating Trust Class A-2 Common Units of beneficial interest. Archstone-Smith is the sole holder of A-2 Common Units, which represent approximately an 88.0% interest in the Operating Trust at December 31, 2002.
A-1 Minority Interest	The A-1 Common Unitholders’ share of net earnings.
Ameriton	AMERITON Properties Incorporated is a taxable REIT subsidiary, which engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.
Ameriton Holdings	Ameriton Holdings LLC, which owns 100% of the voting stock of Ameriton.
Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.
APB	Accounting Principles Board.
Archstone	Archstone Communities Trust, the predecessor registrant to Archstone-Smith.
Archstone-Smith	Archstone-Smith Trust. Unless indicated otherwise, financial information and references throughout this document are labeled, “Archstone-Smith” for periods before and after the Smith Merger.
Atlantic Merger	In July 1998, Security Capital Atlantic Incorporated was merged with and into Security Capital Pacific Trust and the combined company was renamed Archstone Communities Trust.
Board	Archstone-Smith’s Board of Trustees.
Charles E. Smith Division	Charles E. Smith Residential high-rise division of Archstone-Smith, which owns and operates high-rise apartment buildings.
Class B Common Units	Operating Trust Common Units issued in connection with contributions of property between dividend distribution dates; they are entitled to receive a pro-rata distribution with respect to the quarter in which the property is contributed and, after that distribution date, they automatically convert to A-1 Common Units.
Common Share(s)	Archstone-Smith Common Shares of beneficial interest, par value $0.01 per share.
Consolidated Engineering Services or CES	Consolidated Engineering Services was a taxable REIT subsidiary in the business of delivering mission critical facilities management services for corporate, government and institutional customers. CES was sold to a third party in December 2002 for $178 million.

Abbreviation, Acronym or Defined Term	Definition/Description

Convertible Preferred Shares	Collectively, the Series A, H, J, K and L Convertible Preferred Shares.
Declaration of Trust	Archstone-Smith’s Amended and Restated Declaration of Trust as filed with the State of Maryland on October 26, 2001, as amended and supplemented.
DEU	Dividend Equivalent Unit; an amount credited to certain options under our long-term incentive plan.
DownREIT OP Units	Operating Partnership Units issued by Atlantic Multifamily Limited Partnership — I, Archstone Communities Limited Partnership and Archstone Communities Limited Partnership II, which are convertible into Common Shares. The DownREIT OP units were converted into A-1 Common Units in August 2002.
DownREIT Perpetual Preferred Units	Collectively, the Series E, F, and G Preferred Units issued by Archstone Communities Limited Partnership and Archstone Communities Limited Partnership II. These Units are convertible into the same series of Archstone-Smith preferred. The DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units in August 2002.
EPS	Earnings Per Share determined in accordance with GAAP.
FASB	Financial Accounting Standards Board.
Fannie Mae	Federal National Mortgage Association.
Freddie Mac	Federal Home Loan Mortgage Corporation.
GAAP	Generally accepted accounting principles in the United States.
Homestead	Homestead Village Incorporated.
In Planning	Parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence within 36 months.
Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.
LIBOR	London Interbank Offered Rate.
Long-Term Unsecured Debt	Collectively, Archstone-Smith’s long-term unsecured senior notes payable and tax-exempt unsecured bonds.
NAREIT	National Association of Real Estate Investment Trusts.
Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes.
NYSE	New York Stock Exchange.
Outside Trustees	Independent members of Archstone-Smith’s Board of Trustees.
Operating Trust	Archstone-Smith Operating Trust, the entity through which we conduct all property ownership and business operations.
Perpetual Preferred Shares	Collectively, the Series B, C, D, E, F, G and I Preferred Shares. These shares are not convertible, but are redeemable at the option of Archstone-Smith at certain future dates.
Preferred Shares	Collectively, the Series A, B, C, D, E, F, G, H, I, J, K, and L Preferred Shares.
REIT	Real estate investment trust.
Restricted Share Unit or RSU	Restricted Share Unit; a unit representing an interest in one Common Share, subject to certain vesting provisions, through our long-term incentive plan.

Abbreviation, Acronym or Defined Term	Definition/Description

Same-Store	Term used to refer to a group of operating communities that had attained stabilization and were fully operating during the entire time relating to two periods being compared.
Security Capital	Security Capital Group Incorporated (acquired by a subsidiary of General Electric Capital Corporation in 2002).
Series A Preferred Shares	Archstone-Smith Series A Cumulative Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series B Preferred Shares	Archstone-Smith Series B Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were redeemed in full in May 2001.
Series C Preferred Shares	Archstone-Smith Series C Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were redeemed in full in August 2002.
Series D Preferred Shares	Archstone-Smith Series D Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series E Perpetual Preferred Units	8.375% Cumulative Perpetual Preferred Units.
Series F Perpetual Preferred Units	8.125% Cumulative Perpetual Preferred Units.
Series G Perpetual Preferred Units	8.625% Cumulative Perpetual Preferred Units.
Series H Preferred Shares	Archstone-Smith Series H Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series I Preferred Shares	Archstone-Smith Series I Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series J Preferred Shares	Archstone-Smith Series J Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series K Preferred Shares	Archstone-Smith Series K Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Series L Preferred Shares	Archstone-Smith Series L Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share.
Service Businesses	Collectively, Consolidated Engineering Services and Smith Management Construction. Both of these entities were taxable REIT subsidiaries and were acquired in the Smith Merger.
Smith Management Construction or SMC	Smith Management Construction Incorporated was a taxable REIT subsidiary in the business of providing construction management and building maintenance services. SMC was sold to members of its senior management in February 2003.
Smith Merger	The series of merger transactions in October 2001 whereby Archstone-Smith merged with Smith Residential and Archstone merged with Smith Partnership.
Smith Partnership	Charles E. Smith Residential Realty, L.P.
Smith Residential	Charles E. Smith Residential Realty, Inc.
SFAS	Statement of Financial Accounting Standards.
Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which the redevelopment, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.
Total Expected Investment	For development communities, represents the total expected investment at completion; for operating communities, represents the total expected investment plus planned capital expenditures.

Abbreviation, Acronym or Defined Term	Definition/Description

Trustees	Members of the Board of Trustees of Archstone-Smith.
Under Control	Land parcels which Archstone-Smith does not own, yet has an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process. There is no commitment by Archstone-Smith to acquire such land and there can be no assurance that any such land will be acquired.
UPREIT	Umbrella Partnership Real Estate Investment Trust.

PART I

Item 1.     Business

      Archstone-Smith (NYSE: ASN) is a leading real estate operating company focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. Our garden communities operate under the Archstone Communities brand name; our high-rise communities operate under the Charles E. Smith Residential brand name. As of December 31, 2002, we own or have an ownership position in 236 garden-style communities and 51 high-rise properties, representing 99,840 units, including 2,295 units under construction. At the end of 2002, 83.2% of our wholly-owned operating portfolio was concentrated in protected locations in our eight core markets, based on NOI:

Greater Washington, D.C. metropolitan area	35.1%
Southern California	13.2
San Francisco Bay area, California	9.0
Chicago, Illinois	8.5
Southeast Florida	6.6
Boston, Massachusetts	5.2
Seattle, Washington	3.4
Greater NYC metropolitan area	2.2

Total	83.2%

The Company

      Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is the sole trustee and owns 88.0% of the Operating Trust.

      Our principal focus is to create shareholder value by:

•	Maximizing the performance of our communities and strengthening our operating platform by improving our customer service delivery, strengthening our brand position, leveraging technology and solidifying our reputation for operational leadership;

•	Owning and operating apartments in eight core protected markets, which are characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family housing; and (iii) a strong, diversified economic base;

•	Generating long-term sustainable growth in operating cash flow;

•	Creating incremental value by acquiring, developing, or redeveloping apartments in core protected markets; and

•	Managing our invested capital through the disposition of assets that no longer meet our investment objectives and redeploying that capital into investments in our core protected markets.

Customer-focused Operations

      One of our primary objectives is to be viewed as a leading operating company in corporate America, not just a well-run company within the real estate industry. We believe we will achieve this objective by leveraging our operating platform across our two well-respected customer-facing brands — Archstone Communities and Charles E. Smith Residential — and investing in innovation and technology that improves our core business. We believe that strong brands, a robust and scalable technology platform and continued investment in our human capital improve our potential for long-term cash flow growth.

      Powerful Brands. An essential component of our strategy is to offer a consistent and notably higher level of service at Archstone communities and Charles E. Smith properties, coast to coast. Through Archstone’s unconditional Seal of Service™ guarantees and Charles E. Smith’s Commitment to Excellent Service, we have adapted and implemented successful customer service programs from other industries to create customer loyalty and trust, while establishing the service benchmarks for the apartment industry.

      Attracting and retaining the best professionals in our industry and giving them the tools to provide an exceptional customer experience is a critical component to ensuring the integrity of our brands. In 2002, we unified our Customer-centered Sales Excellence training program across our two brands to ensure consistent delivery of our brand promises. The seven training modules cover all important aspects of our sales process and are offered to associates in manageable half-day classes. This uniform sales philosophy ensures that from start to finish, our associates have the tools to efficiently serve our customers at every community in our national portfolio.

      Strategic use of technology. The Internet is changing the way people do business, and we are committed to staying ahead of the curve by investing in technology that streamlines operations and improves our core business. We continue to develop new initiatives and improve upon existing programs and services to make it easier for our customers to do business with us. In 2002, we launched two important web-based tools that we believe will redefine the way customers lease an apartment and how we manage our properties.

      We pioneered the use of Lease Rent Optimizer™ (LRO), the first revenue management software system in the apartment industry, which enables us to more precisely forecast and analyze market demand and unit availability to optimize pricing for our apartments. We believe this system has a significant positive impact on our community revenues. In 2002, we completed the rollout of LRO to our Archstone garden communities and expanded the LRO system to 75% of the Charles E. Smith high-rise properties by year-end. In addition, LRO allows us to accommodate new and renewing customers’ lease term needs creating a level of flexibility that previously has never been available in the apartment industry.

      In addition to LRO, we are also upgrading our existing property management system with MRI Residential Management (RM) software. Developed in conjunction with MRI, an Intuit company (NASDAQ: INTU), RM is a customer-centric, web-based property management software system that dramatically improves our reporting capabilities, ability to accurately track resident rental histories, and gives our customers around-the-clock access to their information through resident-only web sites. RM standardizes operations between the Archstone and Charles E. Smith portfolios and is scalable and flexible, allowing us to add new tools to the system as they become available.

      RM is fully integrated with other tools already in use at our communities, including LRO and SafeRent, a web-based applicant-screening product. Through the resident web sites, our customers will be able to view and pay account balances through direct debit, submit service requests and renew or fully lease an apartment online. RM is customized so that each associate can quickly access the features and data required for his or her specific job responsibilities. This allows us to execute leases much more smoothly, which not only helps us fill our apartments faster, but also ensures a much better experience for our customers. RM is expected to be fully rolled out across our entire portfolio by mid 2004.

Investment Strategy

      We use our extensive research to identify investment opportunities that we believe will produce total returns in excess of our long-term cost of capital. We estimate our long-term cost of equity capital to be 11 to 12%. When combined with current long-term debt rates, this gives us a weighted average long-term cost of capital of approximately 9%.

      Protected markets. We invest our capital in protected markets with high barriers to entry. Barriers to entry exist in areas where there is a very limited amount of vacant land, any land that exists is not zoned for apartment development, and local municipalities are reluctant to zone additional land for apartment properties. Our eight core markets include the Greater Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Seattle, Chicago, Southeast Florida, Boston and the greater New York

City metropolitan area. We believe that the relatively stable demand, limited competition and diverse economic base typical of our core markets maximizes our ability to keep occupancy relatively constant and produce sustainable long-term cash flow growth.

      Capital recycling program. In 1995, we articulated a strategy that still guides our decisions today: to build a national apartment portfolio in protected locations in the nation’s best apartment markets. To execute this strategy, we have sold virtually all the assets we owned at that time and, utilizing a sophisticated capital recycling strategy, we redeployed our disposition proceeds principally into our eight core protected markets. We believe that concentrating our portfolio in protected markets improves our core growth rate and long-term business fundamentals.

      In 2002, we sold $420.1 million of real estate assets, generating gains of over $108 million. We realized an average unleveraged return during our holding period for the disposition communities of 18.6%. Additionally, we acquired $402.4 million of operating apartment communities, representing a total of 1,795 units. Our acquisitions over the last seven years were principally funded by capital recycled through tax-deferred exchanges. We focus our acquisition activity on assets in highly desirable residential locations with minimal competition and strong, long-term growth prospects. Our locally based investment infrastructure often allows us to identify attractive opportunities before they are made available to the general market, which often results in advantageous pricing.

      Development and redevelopment. We believe we create substantial value through the development of new apartment communities and the redevelopment of existing operating communities. At December 31, 2002, we had $480.8 million of development communities under construction, with 68.3%, or $328.4 million, of this amount already funded. In 2002, we completed $265.9 million of new development communities, representing 1,469 units, in markets that include the greater Washington, D.C. metropolitan area and Southern California.

      Through our redevelopment strategy, we reposition assets by intelligently investing capital in renovations that include upgrades to interiors, exteriors, leasing offices, landscaping and amenities. In addition, we invest in revenue-enhancing capital expenditures such as building garages/ carports and additional storage facilities. We also invest in expense-reducing expenditures, including water sub-metering systems and xeriscaping.

Conservative Balance Sheet Management

      One of our primary financial objectives is to structure our balance sheet in order to have access to capital when other competitors in the industry do not. We have a significant equity base, with a total equity market capitalization of $5.3 billion. During 2002, we financed our investment activity primarily through internally-generated cash flow from operations and asset dispositions. We are focused on ensuring that we do not face liquidity issues in any given quarter or year. As of February 14, 2003, we had $381.9 million in total available capacity on our lines of credit. We believe that careful balance sheet management will enable us to take advantage of compelling investment opportunities that are more likely to emerge in a capital-constrained environment.

      We are committed to preserving our strong balance sheet in order to enhance our financial flexibility. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baa1) and Fitch, Inc. (BBB+) are indicative of our solid financial position.

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. We have only $223.9 million of long-term debt maturing in 2003, representing 2.4% of our total market capitalization.

      The following summarizes our long-term debt maturity profile for the next five years, and thereafter, as of December 31, 2002 (dollar amounts in thousands):

	Long-term			% of Total Market
Year	Unsecured Debt	Mortgages	Total	Capitalization(1)

2003	$171,250	$52,632	$223,882	2.4%
2004	51,250	51,727	102,977	1.1%
2005	251,250	25,007	276,257	2.9%
2006	51,250	292,407	343,657	3.7%
2007	386,250	134,710	520,960	5.6%
Thereafter	864,853	1,404,344	2,269,197	24.2%

Total	$1,776,103	$1,960,827	$3,736,930	39.9%

(1)	Total market capitalization as of December 31, 2002

      We made significant progress in reducing our secured debt and increasing our unencumbered asset base during the year. We repaid over $500 million of secured debt, reducing our ratio of secured debt to total debt from 60.5% at the end of 2001, to 47.8% at the end of 2002. As a result, we have $5.0 billion of unencumbered assets as of December 31, 2002.

      Consistent dividend growth. We paid dividends of $1.70 per Common Share in 2002, a 3.7% increase over Common Share dividends paid in 2001. We also announced our anticipated 2003 dividend level of $1.71 per share. We have increased our annual dividend for 11 consecutive years and have paid 110 consecutive quarterly dividends. Including the announced increase for 2003, our annual dividend per share has increased 167% since 1991.

Registrant’s Website Address

      A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet on our website www.archstonesmith.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

Affiliates

      We own or owned the majority of the economic interest in the following companies, which provide various investment and operational services as described below:

Ameriton utilizes Archstone-Smith’s national development, acquisition and operating infrastructure to make real estate investments with a shorter-term ownership horizon. Ameriton creates the potential for additional positive earnings growth for Archstone-Smith.

Archstone Management Services Incorporated is a full-service, third-party property management company, which manages assets for private and institutional owners of apartment properties throughout the United States.

Consolidated Engineering Services is a broad-based building technical services company with a network of leading regional companies that provide specialized technical services for building equipment, systems and operations. CES has particular expertise in operating mission critical facilities. We sold our interest in CES to a third party in December 2002; see Note 2 in our audited financial statements in this Annual Report for additional information on the CES sale.

Smith Management Construction is a construction management service company that performs renovation, rehabilitation and tenant improvement services to both the private and governmental sector.

We sold SMC in February 2003; see Note 18 in our audited financial statements in this Annual Report for additional information on the SMC sale.

Management

      We have several senior executives who possess the leadership, operational, investment and financial skills and experience to oversee the entire operations of our company. Several of our senior officers could serve as our principal executive officer and continue our strong performance. Our management team emphasizes active training and organizational development initiatives for associates at all levels of our company in order to build long-term management depth and facilitate succession planning.

Trustees and Officers of Archstone-Smith

      In October 2001, Archstone was reorganized into an UPREIT structure and Archstone-Smith Trust became the successor registrant. References throughout this section are labeled “Archstone-Smith” for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as “Archstone-Smith” for individuals who were associated with Archstone and/or its affiliates; and (ii) as “Smith Residential” for individuals who were associated with Smith Residential and/or its affiliates. See Note 2 of Archstone-Smith’s audited financial statements in this Annual Report or in Management’s Discussion and Analysis in this Annual Report for additional information on the Smith Merger.

     Trustees of Archstone-Smith

      James A. Cardwell – 71 — Trustee of Archstone-Smith since May 1980; Chief Executive Officer of Petro Stopping Centers, L.P. (operation of full-service truck stopping centers) and its predecessor since 1975; currently, a Director of El Paso Electric Company and State National Bancshares, Inc.

      Ernest A. Gerardi, Jr. – 67 — Trustee of Archstone-Smith since October 2001; Director of Smith Residential from 1993 to October 2001; President and Chief Executive Officer of Smith Residential from February 2000 to July 2001; President and Chief Operating Officer of Smith Residential from 1993 to February 2000; Chairman of the Board and Chief Executive Officer of Consolidated Engineering Services Inc. from 1994 to 2002; from 1985 to 1994, a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for day-to-day business operations and long-range planning; from 1985 through 1993, Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc.; prior thereto, Mr. Gerardi was with Arthur Andersen and Co. for 27 years; he also is a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants.

      Ned S. Holmes – 58 — Trustee of Archstone-Smith since July 1998; Director of Security Capital Atlantic Incorporated from May 1994 to July 1998; President and Chief Executive Officer of Laing Properties, Inc. since May 1990; Chairman and President of Parkway Investments/ Texas Inc., a Houston-based real estate investment and development company which specializes in residential and commercial (office and warehouse) subdivisions, since April 1984; Chairman of the Board of Prosperity Bancshares, Inc.; Chairman of P&O Ports North America, Inc.; Chairman Emeritus of the Port Commission of the Port of Houston Authority; and a Director and former Chairman of Greater Houston Partnership.

      Robert P. Kogod – 71 — Trustee of Archstone-Smith since October 2001; Chairman of the Executive Committee of the Board of Smith Residential from February 2000 to October 2001; Co-Chairman of the Board and Co-Chief Executive Officer of Smith Residential from 1993 to February 2000; from 1964 to 1994, President, Chief Executive Officer and a Director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith companies’ office, residential and retail real estate portfolio; affiliated with the Smith companies in various capacities since joining the organization in 1959; formerly, Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty, Inc., (ownership, operation and management of commercial office buildings) which in January 2002, became the Charles E. Smith Commercial Realty division of Vornado Realty Trust (“Vornado”); a Trustee of Vornado since January 2002. Mr. Kogod is the brother-in-law of Robert H. Smith, one of our Trustees.

      James H. Polk, III – 60 — Trustee of Archstone-Smith since January 1976; Partner, Storage Investment Group, LTD., Co. (development and operation of self-storage facilities) January 1998 to December 2002; Partner, Rust Capital Group, Austin, Texas (venture capital investments) since June 2000; Managing Director of Security Capital Markets Group Incorporated from August 1992 to June 1997 and President from March 1997 to June 1997; affiliated with Archstone-Smith and its predecessors since January 1976 in various capacities, including Trustee, President and Chief Executive Officer; past President and Trustee of NAREIT.

      John M. Richman – 75 — Trustee of Archstone-Smith since July 1998; Director of Security Capital Atlantic Incorporated from September 1996 to July 1998; Counsel to the law firm of Wachtell, Lipton, Rosen & Katz from January 1990 to present; Vice Chairman, Philip Morris Companies, Inc. from 1989 to 1990; Chairman and CEO of Kraft, Inc. from 1979 to 1989; Director, Chicago Council on Foreign Relations and Lyric Opera of Chicago; Life Trustee of the Chicago Symphony Orchestra, Evanston Northwestern Healthcare and Northwestern University; Trustee, Norton Museum of Art; retired Director of R.R. Donnelley & Sons Company and served as Acting Chairman and Chief Executive Officer of that company from October 1996 to April 1997; member, Council of Retired Chief Executive; member, The Commercial Club of Chicago.

      John C. Schweitzer – 58 — Trustee of Archstone-Smith since April 1976; Director of Regency Centers (a national owner, operator and developer of grocery-anchored neighborhood retail centers) since March 1999; Trustee of the former Pacific Retail Trust from June 1997 to February 1999; President, Westgate Corporation (real estate and investments) since 1976; Managing Partner, Campbell Capital Ltd. (real estate and investments) since 1976; Director of Chase Bank of Texas-Austin and KLRU Public Television, Austin, Texas.

      R. Scot Sellers – 46 — Trustee, Chairman and Chief Executive Officer of Archstone-Smith since June 1997, with overall responsibility for Archstone-Smith’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone-Smith from July 1998 to December 1998. From September 1994 to June 1997, Managing Director of Archstone-Smith, where he had overall responsibility for Archstone-Smith’s investment strategy and implementation; Senior Vice President of Archstone-Smith from May 1994 to September 1994. Mr. Sellers is a member of the Executive Committee of the Board of Governors of NAREIT and also is a member of the Executive Committee of the Board of Directors of the National Multi Housing Council.

      Robert H. Smith – 74 — Chairman of the Charles E. Smith Residential Division of Archstone-Smith since November 2001; Trustee of Archstone-Smith since October 2001; Chairman of the Board of Smith Residential from February 2000 to October 2001; Co-Chairman of the Board and Co-Chief Executive Officer of Smith Residential from 1993 to February 2000; from 1962 to 1999, President, Chief Executive Officer and a Director of Charles E. Smith Construction, Inc. and its predecessor companies, where he directed all phases of development and construction of the Smith companies’ office, retail and residential real estate projects; affiliated with the Smith companies in various capacities since joining the organization in 1950; formerly Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty, Inc. (ownership, operation and management of commercial office buildings), which in January 2002 became the Charles E. Smith Commercial Realty division of Vornado; a Trustee of Vornado since January 2002. Mr. Smith is the brother-in-law of Mr. Robert P. Kogod, one of our Trustees.

     Senior Officers of Archstone-Smith

      The senior officers of Archstone-Smith are:

Name	Title

R. Scot Sellers	Chairman and Chief Executive Officer
J. Lindsay Freeman	Chief Operating Officer
Charles E. Mueller, Jr.	Chief Financial Officer
Richard A. Banks	President — West Division
James D. Rosenberg	President — Charles E. Smith Residential Division
Dana K. Hamilton	Executive Vice President — National Operations
Caroline Brower	Executive Vice President, Secretary and General Counsel
Daniel E. Amedro	Senior Vice President and Chief Information Officer
Mark A. Schumacher	Senior Vice President and Controller

     Biographies of Senior Officers

      R. Scot Sellers – 46 — See “Trustees of Archstone-Smith” above.

      J. Lindsay Freeman – 57 — Chief Operating Officer since September 2002, with responsibility for managing all investment and operating activities for Archstone-Smith; President-East Division of Archstone-Smith from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; from July 1998 to October 2001, Managing Director of Archstone-Smith, with responsibility for investments and operations in the East and Central Regions; Managing Director of Security Capital Atlantic Incorporated from December 1997 to July 1998; Senior Vice President of Security Capital Atlantic Incorporated from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

      Charles E. Mueller, Jr. – 39 — Chief Financial Officer of Archstone-Smith since December 1998, with responsibility for the planning and execution of the company’s financial strategy and balance sheet management; Mr. Mueller oversees the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence and risk management functions. Vice President of Archstone-Smith from September 1996 to December 1998; prior thereto, he held various financial positions with Security Capital, where he provided financial services to Security Capital and its affiliates.

      Richard A. Banks – 55 — President-West Division of Archstone-Smith since October 2001, with responsibility for all investments and operations of the West Division; from December 1997 to October 2001, Managing Director of Archstone-Smith, with responsibility for investments and operations in the West Region; Senior Vice President of Archstone-Smith from August 1997 to December 1997; from January 1995 to August 1997, President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 apartment units in the western United States; member of the Executive Committee of the Board of Directors of the National Multi Housing Council.

      James D. Rosenberg – 45 — President-Charles E. Smith Residential Division of Archstone-Smith since November 2002, with responsibility for all investments and operations of the Division; President and Chief Operating Officer of Winston Hotels from January 1998 to November 2002; Senior Vice President for Holiday Inn Worldwide from January 1994 to January 1998, where he was responsible for the operations of 85 hotel properties, including nearly 50 high-rise properties in urban areas; Mr. Rosenberg started his career with the public accounting firm of Price Waterhouse.

      Dana K. Hamilton – 34 — Executive Vice President-National Operations for Archstone-Smith since May 2001, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; property operations in the central United States; and Archstone Management Services Incorporated, the company’s third-party management business; Senior Vice President of Archstone-Smith from December 1998 to May 2001; Vice President from December 1996 to December 1998, with responsibility for new product development and revenue enhancement through portfolio-wide initiatives.

      Caroline Brower – 54 — Executive Vice President, General Counsel and Secretary of Archstone-Smith since December 2002, with responsibility for legal and corporate governance; Senior Vice President, General Counsel and Secretary of Archstone-Smith from September 1999 to December 2002; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw), where she practiced transaction and real estate law.

      Daniel E. Amedro – 46 — Chief Information Officer and Senior Vice President of Archstone-Smith since May 1998, with primary responsibility for the company’s information technology functions and initiatives; Chief Information Officer and Vice President from May 1998 to January 1999; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; prior thereto, Vice President of Information Services for Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

      Mark A. Schumacher – 44 — Senior Vice President and Corporate Controller of Archstone-Smith since January 2002, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International from December 2000 to December 2001 where he had principal responsibility for accounting and financial reporting; from April 1991 to December 2000, held various senior and executive level positions in the accounting and financial reporting department of Qwest Communications International and predecessor entity US West; from April 1984 to April 1991 he held various managerial level positions in the accounting and financial reporting department of US West.

Employees

      Archstone-Smith currently employs approximately 3,450 individuals, of whom approximately 2,750 are focused on the site-level operation of our garden communities and high-rise properties. Of the site-level associates, approximately 100 are subject to collective bargaining agreements with four unions in Illinois and New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial reporting and other support functions. We consider our relationship with our employees to be very good.

Insurance

      We carry comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our property policies for all operating and development communities include coverages for the perils of flood and earthquake shock with limits and deductibles customary in the industry. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs.

Risk Factors

      The following factors could affect our future financial performance:

     We are restricted in our ability to sell the properties located in the Crystal City area of Arlington, Virginia without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time and/or at increased costs to us.

      A sale of any of the properties acquired in the Smith Merger prior to January 1, 2022, could result in increased costs to us in light of the tax-related obligations made to the former Smith Partnership unitholders. Under the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod, we are restricted from transferring specified high-rise properties located in the Crystal City area of Arlington, Virginia until October 31, 2016, without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time and at increased costs to us. However, we are permitted to transfer these properties in connection with a sale of all of the properties in a single transaction or pursuant to a bona fide mortgage of any or all of such properties in order to secure a loan or other financing.

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

      We had $4.1 billion in total debt outstanding as of December 31, 2002, of which $2.0 billion was secured by real estate assets and $784.8 million was subject to variable interest rates, including $365.6 million outstanding on our short-term credit facilities.

     We may not have access to equity capital.

      A prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities. These alternative sources of financing may be more costly than raising funds in the public equity markets.

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

      We have developed or commenced development on a substantial number of apartment communities and expect to develop additional apartment communities in the future. Real estate development involves risks in addition to those involved in the ownership and operation of established communities, including the risks that financing, if needed, may not be available on favorable terms, construction may not be completed on schedule, contractors may default, estimates of the costs of developing apartment communities may prove to be inaccurate and communities may not be leased or rented on profitable terms or in the time frame anticipated. Timely construction may be affected by local weather conditions, local moratoria on construction, local or national strikes and local or national shortages in materials, building supplies or energy and fuel for equipment. These risks may cause the development project to fail to perform as expected.

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

     Costs associated with moisture infiltration and resulting mold remediation may be costly.

      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. We have implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. We believe that these measures will minimize the potential for any adverse effect on our residents. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. While mold issues have resulted in significant claims at only one of our properties to date, we can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.

      We are not aware of any other environmental condition on any of our real estate investments that is likely to have a material adverse effect on our financial position or results of operations; however, we cannot give any assurance that any such condition does not exist or may not arise in the future.

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

      The Operating Trust intends to qualify as a partnership for federal income tax purposes. However, the Operating Trust will be treated as an association taxable as a corporation for federal income tax purposes if it is deemed to be a publicly traded partnership, unless at least 90% of its income is qualifying income as defined in the tax code. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that the Operating Trust will meet this qualifying income test, but cannot guarantee that it will. If the Operating Trust were to be taxed as a corporation, it will incur substantial tax liabilities, Archstone-Smith would fail to qualify as a REIT for tax purposes and Archstone-Smith’s and the Operating Trust’s ability to raise additional capital would be impaired.

     We are subject to losses that may not be covered by insurance.

      There are certain types of losses (such as from war) that may be uninsurable or not economically insurable. Additionally, many of our communities in California are located in the general vicinity of active earthquake fault lines. Although we maintain insurance to cover most reasonably likely risks, including earthquakes, if an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital in, and anticipated profits from, one or more communities. We may also be required to continue to repay mortgage indebtedness or other obligations related to such communities. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. While mold issues have resulted in significant claims at only one of our properties to date, we can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. Any such loss could materially adversely affect our business, financial condition and results of operations.

     We have a concentration of investments in certain markets.

      At December 31, 2002, approximately 35.1% of our apartment communities are located in the Greater Washington, D.C. Metropolitan Area, based on NOI. Approximately 13.2% of our apartment communities are located in Southern California at December 31, 2002, based on NOI. Southern California is the geographic area comprised of the Los Angeles, Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 9.0% of our apartment communities are located in the San Francisco Bay Area of California at December 31, 2002, based on NOI. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

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

Item 2.     Properties

Geographic Distribution

      At December 31, 2002, the geographic distribution for our eight core markets based on NOI was as follows:

Greater Washington, D.C. Metropolitan Area	35.1%
Southern California	13.2
San Francisco Bay Area, California	9.0
Chicago, Illinois	8.5
Southeast Florida	6.6
Boston, Massachusetts	5.2
Seattle, Washington	3.4
Greater New York City Metropolitan Area	2.2

Total	83.2%

      The following table summarizes the geographic distribution of our garden communities and high-rise properties at December 31, 2002 based on NOI:

	Total Portfolio(1)

	2002	2001	2000

East Division (garden communities):
Atlanta, Georgia	3.1%	3.3%	6.3%
Austin, Texas	0.5	0.6	2.6
Boston, Massachusetts	3.7	3.5	4.2
Charlotte, North Carolina	0.5	0.6	1.9
Chicago, Illinois	3.4	3.2	1.9
Dallas, Texas	1.2	1.2	1.9
Denver, Colorado	2.4	2.7	4.9
Houston, Texas	1.0	1.4	2.7
Nashville, Tennessee	0.2	0.4	1.1
Greater New York City Metropolitan Area	0.3	—	—
Orlando, Florida	0.3	0.4	1.4
Raleigh, North Carolina	1.4	1.8	4.5
San Antonio, Texas	0.5	0.8	1.8
Southeast Florida	1.8	2.2	4.4
Greater Washington, D.C. Metropolitan Area	14.4	12.3	7.2
West Coast Florida	0.6	0.8	1.8
Other	—	—	2.6

East Division Total	35.3%	35.2%	51.2%

West Division (garden communities):
Albuquerque, New Mexico	1.2%	1.1%	2.1%
Las Vegas, Nevada	0.5	0.6	1.4
Phoenix, Arizona	2.1	2.3	5.1
Portland, Oregon	0.6	0.8	1.9
Salt Lake City, Utah	0.7	0.7	2.8
San Francisco Bay Area, California	9.0	9.8	13.7
Seattle, Washington	3.4	4.0	6.3
Southern California	13.2	11.8	14.5
Other	—	0.4	1.0

West Division Total	30.7%	31.5%	48.8%

Total garden communities	66.0%	66.7%	100.0%

Charles E. Smith Division (high-rise properties):
Boston, Massachusetts	1.5%	1.6%	—%
Chicago, Illinois	5.1	5.8	—
Greater New York City Metropolitan Area	1.9	—	—
Southeast Florida	4.8	5.0	—
Greater Washington, D.C. Metropolitan Area	20.7	20.9	—

Charles E. Smith Division Total	34.0%	33.3%	—

Total All Markets	100.0%	100.0%	100.0%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. For 2001, includes an entire quarter of NOI for the assets acquired in the Smith Merger.

Real Estate Portfolio

      We are a leading real estate operating company focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. We have a strategic national presence with 222 wholly-owned communities representing 77,988 units, including 2,295 units in our development pipeline at December 31, 2002. The following information summarizes our real estate portfolio as of December 31, 2002 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)

OPERATING APARTMENT COMMUNITIES:
East Division (garden communities):
Atlanta, Georgia	11	3,403	$257,322	96.6%
Austin, Texas	2	714	33,662	96.8%
Boston, Massachusetts	8	1,833	274,949	98.4%
Charlotte, North Carolina	2	668	46,652	97.3%
Chicago, Illinois	8	3,912	316,847	93.7%
Dallas, Texas	6	1,616	98,930	96.0%
Denver, Colorado	7	2,347	158,525	97.4%
Houston, Texas	2	1,408	73,385	93.2%
Nashville, Tennessee	2	445	23,670	91.2%
Greater New York City Metropolitan Area	1	160	35,486	99.4%
Orlando, Florida	1	312	21,451	98.7%
Raleigh, North Carolina	7	1,840	130,447	96.7%
San Antonio, Texas	2	530	31,503	96.2%
Southeast Florida	6	1,786	132,310	98.9%
Greater Washington, D.C. Metropolitan Area	26	9,614	1,108,423	97.6%
West Coast Florida	3	746	43,208	98.7%

East Division Subtotal/ Average	94	31,334	$2,786,770	96.7%

West Division (garden communities):
Albuquerque, New Mexico	6	1,491	$76,690	97.9%
Inland Empire, California	5	1,884	113,135	98.4%
Las Vegas, Nevada	1	896	47,459	88.1%
Los Angeles County, California	6	1,373	166,596	97.3%
Orange County, California	7	1,647	178,700	98.1%
Phoenix, Arizona	5	2,268	136,273	95.6%
Portland, Oregon	3	826	53,199	98.1%
Salt Lake City, Utah	3	776	54,301	94.7%
San Francisco Bay Area, California	14	5,142	646,546	96.6%
San Diego, California	8	2,791	316,431	98.8%
Seattle, Washington	8	3,122	258,154	96.7%
Ventura County, California	3	1,082	109,473	97.5%

West Division Subtotal/ Average	69	23,298	$2,156,957	96.9%

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)

Charles E. Smith Division (high-rise properties):
Boston, Massachusetts	3	693	$176,645	96.2%
Chicago, Illinois	7	3,359	554,398	89.2%
Southeast Florida	6	5,054	546,289	94.8%
Greater New York City Metropolitan Area	2	630	229,848	93.8%
Greater Washington, D.C Metropolitan Area	31	11,325	1,929,872	95.9%

Charles E. Smith Division Subtotal/ Average	49	21,061	$3,437,052	94.5%

Operating Apartment Communities
Subtotal/ Average	212	75,693	$8,380,779	96.1%

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
East Division (garden communities):
Boston, Massachusetts	1	134	$10,854	N/A
Denver, Colorado	1	273	40,850	N/A
Greater Washington, D.C. Metropolitan Area	2	506	53,296	31.2%

East Division Subtotal/ Average	4	913	$105,000	17.3%

West Division (garden communities):
Seattle, Washington	1	108	$6,556	N/A
Southern California	4	794	108,561	N/A

West Division Subtotal/ Average	5	902	$115,117	N/A

Charles E. Smith Division (high-rise properties):
Chicago, Illinois	1	480	$108,273	53.8%

Charles E. Smith Division Subtotal/ Average	1	480	$108,273	53.8%

Apartment Communities Under Construction
Subtotal/ Average	10	2,295	$328,390	18.1%

APARTMENT COMMUNITIES IN PLANNING AND OWNED:
East Division	2	640	$32,523
West Division	2	500	19,352
Charles E. Smith Division	4	1,730	37,626

Total Apartment Communities In Planning and Owned Subtotal/ Average	8	2,870	$89,501

Total Apartment Communities Owned at December 31, 2002.	230	80,858	$8,798,670

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)

OTHER REAL ESTATE ASSETS(2)		—	9,697

OFFICE AND HOTEL ASSETS		—	30,454

Total Real Estate Owned at December 31, 2002		80,858	$8,838,821

		Expected
		Number
		of Units

APARTMENT COMMUNITIES IN PLANNING AND UNDER CONTROL(3);
East Division		112
West Division		316

Total Apartment Communities In Planning and Under Control		428

(1)	Represents the percentage leased as of December 31, 2002. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2002. A “N/ A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)	Includes land that is not In Planning.

(3)	As of December 31, 2002, our actual investment in communities In Planning and Under Control was $2.7 million, which is reflected in the “Other assets” caption of Archstone-Smith’s Balance Sheet.

Item 3.     Legal Proceedings

      We are subject to litigation in connection with moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida. A claim, Henriques, et al. v. Archstone-Smith Operating Trust, et al., was filed on August 27, 2002, and another claim, Santos, et. al. v. Archstone-Smith Operating Trust et. al., was filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of classes of residents of this Southeast Florida property. The cases allege that mold contamination at this Southeast Florida property caused by faulty air-conditioning resulted in both personal injury to the plaintiffs and damage to their property. Plaintiffs seek both injunctive relief and unspecified monetary and punitive damages. We intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with adverse decisions.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

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

	High	Low	Cash Distributions

2001:
First Quarter	$26.250	$23.000	$0.410
Second Quarter	26.000	23.500	0.410
Third Quarter	27.850	24.930	0.410
Fourth Quarter	27.000	24.000	0.410
2002:
First Quarter	$27.150	$24.300	$0.425
Second Quarter	29.190	25.800	0.425
Third Quarter	26.660	21.310	0.425
Fourth Quarter	24.150	21.490	0.425
2003:
First Quarter (through February 14, 2003)	$22.196	$21.843	$0.4275

      As of February 14, 2003, we had approximately 181,295,459 Common Shares outstanding, approximately 3,342 record holders of Common Shares and approximately 31,000 beneficial holders of Common Shares.

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

      We announce the following year’s projected annual distribution level after the Board’s annual budget review and approval in December of each year. At our December 2002 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.70 to $1.71 per Common Share and declared the first quarter 2003 distribution of $0.4275 per Common Share payable on February 28, 2003, to shareholders of record on February 14, 2003. This dividend marks our 110th consecutive quarter of dividends declared and paid.

      We are restricted from declaring or paying any distribution with respect to our Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared. All of our declared distributions have been paid on schedule.

      For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than ordinary income and reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. We notify our shareholders annually of the taxability of distributions paid during the preceding year. The following table summarizes the taxability of cash distributions paid on the Common Shares in 2002, 2001 and 2000:

	2002	2001	2000

Per Common Share:
Ordinary income	$1.33	$0.89	$1.05
Capital gains	0.37	0.75	0.49

Total	$1.70	$1.64	$1.54

      For federal income tax purposes, the following summaries reflect the taxability of dividends paid on the Series A, B, C, and D Preferred Shares, respectively:

	2002	2001	2000

Per Series A Convertible Preferred Share:
Ordinary income	$1.79	$1.19	$1.41
Capital gains	0.50	1.02	0.66

Total	$2.29	$2.21	$2.07

	2002	2001(1)	2000

Per Series B Preferred Share:
Ordinary income	$—	$0.42	$1.53
Capital gains	—	0.37	0.72

Total	$—	$0.79	$2.25

	2002(2)	2001	2000

Per Series C Preferred Share:
Ordinary income	$1.08	$1.16	$1.47
Capital gains	0.30	1.00	0.69

Total	$1.38	$2.16	$2.16

	2002	2001	2000

Per Series D Preferred Share:
Ordinary income	$1.71	$1.18	$1.49
Capital gains	0.48	1.01	0.70

Total	$2.19	$2.19	$2.19

	2002	2001	2000

Per Series H, K, L Preferred Share(3):
Ordinary income	$2.62	$—	$—
Capital gains	0.74	—	—

Total	$3.36	$—	$—

	2002	2001	2000

Per Series I Preferred Share(3):
Ordinary income	$5,982.46	$—	$—
Capital gains	1,677.54	—	—

Total	$7,660.00	$—	$—

	2002(4)	2001	2000

Per Series J Preferred Share(3):
Ordinary income	$1.34	$—	$—
Capital gains	0.37	—	—

Total	$1.71	$—	$—

(1)	The Series B Preferred Shares were redeemed in full plus accrued dividends during May 2001.

(2)	The Series C Preferred Shares were redeemed in full plus accrued dividends during August 2002.

(3)	The Series H, I, J, K and L Preferred Shares were issued as a result of the Smith Merger.

(4)	The Series J Preferred Shares were converted into Common Shares during July 2002.

      Our tax return for the year ended December 31, 2002 has not been filed, and the taxability information for 2002 is based upon the best available data we have. Our tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends may be subject to change.

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

Item 6.     Selected Financial Data

      The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 1998 to 2002. We believe that NOI and net earnings attributable to Common Shares are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report (in thousands, except per share data):

	Years Ended December 31,

	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)

Operations Summary:
Total revenues	$1,082,291	$679,545	$681,698	$630,042	$483,778
Property operating expenses (rental expenses and real estate taxes)	360,748	212,403	210,961	204,728	162,903
Net Operating Income	637,001	439,999	436,047	396,100	291,769
Depreciation on real estate investments	192,447	123,308	135,465	125,492	89,392
Interest expense	194,955	130,027	134,999	111,795	74,335
General and administrative expense	43,340	26,503	23,157	22,156	16,092
Nonrecurring expenses(2)	12,679	17,576	—	—	2,193
Earnings from operations	276,290	163,993	167,980	161,802	131,521
A-1 Minority Interest	39,825	7,697	—	—	—
Gains on dispositions of depreciated real estate, net	35,950	100,273	93,071	62,093	65,531
Net earnings from discontinued apartment communities	73,678	11,040	8,486	7,537	3,050
Preferred Share cash dividends	32,185	22,277	25,340	23,733	20,938
Net earnings attributable to Common Shares:
— Basic	282,878	235,601	236,045	204,526	177,022
— Diluted	283,078	246,889	244,625	204,526	186,999
Common Share cash dividends paid	303,083	221,196	201,257	208,018	165,190

	Years Ended December 31,

	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)

Per Share Data:
Net earnings attributable to Common Shares:
— Basic	$1.59	$1.81	$1.79	$1.46	$1.49
— Diluted	1.58	1.79	1.78	1.46	1.49
Common Share cash dividends paid	1.70	1.64	1.54	1.48	1.39
Cash dividends paid per share:
Series A Preferred Share	2.29	2.21	2.07	1.99	1.87
Series B Preferred Share(3)	—	0.79	2.25	2.25	2.25
Series C Preferred Share(4)	1.38	2.16	2.16	2.16	1.08
Series D Preferred Share	2.19	2.19	2.19	0.88	—
Series H, J, K and L Preferred Shares(5)	3.36	—	—	—	—
Series I Preferred Share(5)(6)	7,660.00	—	—	—	—
Weighted average Common Shares outstanding:
— Basic	177,757	130,331	131,874	139,801	118,592
— Diluted	178,780	137,832	137,730	139,829	125,825

(1)	Net earnings from discontinued operations have been reclassified for all years presented.

(2)	Non-recurring expenses in 2002 include approximately $1.4 million of integration costs associated with the Smith Merger and $11.3 million of moisture infiltration and resulting mold related costs at one of our high-rise properties in Southeast Florida. Non-recurring expenses in 2001 include approximately $5.3 million of integration costs associated with the Smith Merger and a $12.2 million in non-cash write-offs of investments in service and technology related companies. Non-recurring expenses in 1998 include $1.1 million in integration costs associated with the Atlantic Merger and $1.1 million associated with the introduction of Archstone-Smith’s national branding strategy. Both are included within the “other expense” category in Archstone-Smith’s Statement of Earnings for 1998.

(3)	All of the outstanding Series B Preferred Shares were redeemed on May 7, 2001. During 2001, cash dividends of $0.79 per share were paid for the period from January 1, 2001 to May 7, 2001.

(4)	All of the outstanding Series C Preferred Shares were redeemed at liquidation value plus accrued dividends in August 2002.

(5)	Approximately 684,931 Series J Preferred Shares were converted into Common Shares in July 2002. During the fourth quarter 2001, we paid approximately $5.8 million of dividends on the Series H, I, J, K and L preferred shares that were declared by Smith Residential prior to the Smith Merger.

(6)	Series I Preferred Shares have a par value of $100,000 per share.

	December 31,

	2002	2001	2000	1999	1998

Financial Position:
Real estate owned, at cost	$8,838,821	$8,276,004	$5,058,910	$5,086,486	$4,771,315
Investments in and advances to unconsolidated entities	346,946	437,365	226,020	130,845	98,486
Total assets	8,855,068	8,549,915	5,016,131	5,302,437	5,059,898
Unsecured credit facilities	365,578	188,589	193,719	493,536	264,651
Long-Term Unsecured Debt	1,776,103	1,333,890	1,401,262	1,276,572	1,231,167
Total liabilities	4,463,421	4,154,368	2,671,188	2,679,628	2,410,114
Preferred shares	294,041	374,114	286,856	297,635	272,515
Total shareholders’ equity	3,843,818	3,801,144	2,251,606	2,567,506	2,628,325
Number of Common Shares outstanding	180,706	174,517	122,838	139,008	143,313

	Years Ended December 31,

	2002	2001	2000	1999	1998

Other Data:
Net cash flows provided by (used in):
Operating activities	$505,583	$309,305	$322,320	$296,010	$231,153
Investing activities	(122,956)	434,330	105,563	(223,914)	(318,764)
Financing activities	(376,808)	(745,685)	(428,878)	(72,143)	92,803

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

      Certain statements in this Annual Report that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

      Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See “Risk Factors” in Item 1 of this Annual Report for a complete discussion of the various risk factors that could affect our future performance.

     The Company

      We are a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. We are structured as an UPREIT, under which substantially all property ownership and business operations are conducted through the Operating Trust and its subsidiaries and affiliates. Archstone-Smith is the sole trustee and owns approximately 88.0% of the Operating Trust.

     The Smith Merger

      During October 2001, shareholders of both Archstone and Smith Residential (a publicly traded REIT which primarily developed, owned and managed high-rise apartment properties and garden apartment communities in Washington, D.C, Chicago, Boston and Southeast Florida) approved the Smith Merger. The combined company operates under the name Archstone-Smith Trust and is traded on the NYSE under the symbol “ASN”. The total purchase price paid for Smith Residential aggregated approximately $4.0 billion and corresponds to a purchase price of approximately $136,000 per operating apartment unit acquired. This transaction was structured as a tax-free merger and was accounted for under the purchase method of accounting. During 2002, all remaining purchase accounting adjustments were finalized. Adjustments to the initial purchase price allocation were less than one percent of the purchase price. In accordance with the terms of the Smith Merger which closed on October 31, 2001:

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

      We believe the UPREIT structure significantly enhances our acquisition capabilities. With this structure, sellers are able to contribute their properties to the Operating Trust in exchange for A-1 Common Units, which allows them to realize significant tax deferral benefits while achieving economic returns similar to directly holding Common Shares. Over time, the contributors can redeem their A-1 Common Units for readily tradable Common Shares or cash, triggering a taxable event. This allows the contributors to incur their tax liabilities in smaller increments, at a time of their choosing. A-1 Common Units are redeemable for cash or, at our option, for an equal number of Common Shares and receive dividends equal to those paid on the Common Shares.

      As a result of the Smith Merger, our Board and management believe that the combined company has the following important attributes:

(i)	We own a highly desirable portfolio of well-located apartments in protected markets across the United States. Approximately 83% of our NOI comes from the greater Washington, D.C. metropolitan area, Southern California, San Francisco Bay area, Boston, Chicago, Southeast Florida, Seattle and the greater New York City metropolitan area. These are all markets that we believe will perform very well over the long term because of the difficulty of adding new supply;

(ii)	We have significant “in-house” high-rise development and management capabilities, which we believe will allow us to expand the high-rise business into new markets;

(iii)	We are organized in a more typical UPREIT structure, which we believe will enhance our ability to acquire assets using tax deferred acquisition currency;

(iv)	The merger of Archstone and Smith Residential brings together what management and the Board believes are the two most respected brands in the apartment industry. The high-rise properties are operated under the Charles E. Smith Residential brand name and all garden communities are operated under the Archstone Communities brand name;

(v)	We have a larger market capitalization and shareholder base which should provide increased liquidity to our shareholders; and

(vi)	We have a strong balance sheet that was further enhanced by the addition of $120 million of incremental commitments from four new financial institutions on our unsecured credit facilities, which were received in connection with the closing of the Smith Merger. These new commitments increased the borrowing capacity on our credit facilities from $680 million to $800 million, while retaining the same attractive pricing level of LIBOR plus 65 basis points.

Results of Operations

     Overview

      Basic net earnings attributable to Common Shares increased approximately $47.3 million, or 20.1%, in 2002 as compared to 2001. This increase is largely attributable to:

•	An increase in overall NOI due to the acquisition of properties in the Smith Merger;

•	Increased NOI due to the acquisition of operating communities and the continued lease-up and stabilization of development communities;

•	A $35.4 million gain on the sale of CES, an unconsolidated entity acquired in the Smith Merger; and,

•	Increased income from Ameriton, our real estate joint ventures, as well as unconsolidated entities acquired in the Smith Merger.

      These increases were partially offset by:

•	The loss of NOI in 2002 due to the $1.2 billion of garden community dispositions in non-core markets during 2001 (including joint venture transactions) and $420.1 million of dispositions in 2002;

•	Same-Store NOI decline of 2.7% in 2002 as compared to 2001;

•	Higher depreciation, interest and general and administrative expenses due principally to the Smith Merger;

•	Charges of $11.3 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida during the third and fourth quarters of 2002; and

•	A $27.9 million increase in extraordinary items due to the prepayment of mortgages.

      Our strongest core markets based on Same-Store revenue growth during 2002 included Southern California, Southeast Florida and the Greater Washington, D.C. Metropolitan Area. The San Francisco Bay Area, Seattle and Chicago continue to present the greatest challenges for revenue growth.

      Our basic net earnings attributable to Common Shares decreased approximately $444,000, or 0.2%, in 2001 as compared to 2000. This decrease is largely attributable to:

•	The loss of garden community NOI resulting from the success achieved in advancing our investment strategy through our capital recycling program, by disposing of over $1.2 billion of garden communities in non-core markets during 2001;

•	Inclusion of a one-time $9.3 million gain recorded in 2000 associated with the exchange of the Homestead mortgage notes for Common Shares and $13.6 million of interest income on these notes recorded during 2000;

•	Write-off of investment in service and technology companies totaling $12.2 million in 2001; and,

•	Merger-related costs of $5.3 million in 2001.

      These decreases were partially offset by:

•	The inclusion of the results of operations for the last two months of 2001 for all properties acquired in the Smith Merger, which closed on October 31, 2001;

•	A 6.5% increase in NOI in our Same-Store portfolio, driven by 5.7% Same-Store revenue growth in 2001;

•	An increase in gains on disposition of depreciated real estate in our non-core markets; and

•	Higher levels of income from unconsolidated entities, including our pro rata share of the results of operations for the last two months of 2001 for the unconsolidated entities acquired in the Smith Merger.

     Apartment Community Operations

      At December 31, 2002, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the overall performance of our apartment communities during 2002, 2001 and 2000 (in thousands, except for units and percentages):

Garden Communities	2002(1)	2001(1)	2000(1)

Rental revenues	$628,637	$591,816	$642,902
Property operating expenses	212,544	191,786	210,949

Net Operating Income	$416,093	$400,030	$431,953

Average number of operating units	55,515	56,021	65,784

Operating margin (Net Operating Income/rental revenues)	66.2%	67.6%	67.2%

Average occupancy percentage	95.1%	94.9%	96.1%

High-Rise Properties(2)	2002(1)	2001(1)	2000

Rental revenues	$366,804	$56,480	n/a
Property operating expenses	148,900	20,108	n/a

Net Operating Income	$217,904	$36,372	n/a

Average number of operating units	21,659	21,149	n/a

Operating margin (Net Operating Income/rental revenues)	59.4%	64.4%	n/a

Average occupancy percentage	93.8%	95.4%	n/a

(1)	Net earnings from discontinued operations have been reclassified for all years presented.

(2)	High-rise properties were acquired in the Smith Merger on October 31, 2001. Therefore, 2001 includes only 2 months of operating results. Additionally, no operating results are included for 2000.

      NOI for the entire apartment portfolio, including both garden and high-rise divisions, excluding properties reported in discontinued operations, increased by $197.6 million, or 45.3%, during 2002 as compared to 2001. These increases were principally attributable to:

•	The inclusion of a full year of NOI from high-rise properties acquired in the Smith Merger;

•	The continued successful Lease-Up and Stabilization of apartment communities; and,

•	The acquisition of seven apartment communities in 2002.

      These increases were partially offset by:

•	The loss of NOI due to $1.2 billion of dispositions in 2001 and $420.1 million of dispositions in 2002; and

•	The 2.7% decline in Same-Store NOI in 2002 and corresponding decline in operating margins, which are principally attributable to declining Same-Store revenue, combined with increases in property taxes and insurance.

      NOI for the entire apartment portfolio, excluding properties reported in discontinued operations, increased by $4.4 million, or 1.0%, during 2001 as compared to 2000. These increases were primarily attributable to:

•	The inclusion of approximately $36.4 million of NOI from properties acquired in the Smith Merger generated during the last two months of 2001;

•	The continued successful Lease-Up and Stabilization of development communities; and

•	Continued improvements in our property level operating margins, and growth in our Same-Store NOI, due primarily to increases in rental revenues from our operating communities and operating efficiencies achieved which contributed to controlled expense growth.

      These increases were partially offset by:

•	Lower overall garden community NOI resulting from the success achieved in advancing our investment strategy through our capital recycling program, by disposing of approximately $1.2 billion of garden communities during 2001;

•	The impact of a deterioration of general macroeconomic conditions during the latter half of 2001 that negatively affected demand for apartments; and

•	Higher property level insurance costs experienced during the last six months of 2001, subsequent to the renewal of our insurance policies on June 30, 2001.

      The following table reflects revenue, expense and NOI growth for Same-Store communities during each respective comparison period:

	Same-Store(1)
	Revenue	Same-Store(1)	Same-Store(1)
	Growth/	Expense	NOI Growth/
	(Reduction)	Growth	(Reduction)

2002
Garden	(1.3%)	3.2%	(3.3%)
High-Rise	1.5%	6.7%	(1.1%)
Total	(0.4%)	4.4%	(2.7%)
2001(2)
Garden	5.1%	4.4%	5.4%
High-Rise	7.0%	3.0%	9.4%
Total	5.7%	3.9%	6.5%
2000
Total (all garden)	6.7%	4.6%	7.7%

(1)	Same-Store results have been adjusted for items that result in lack of comparability.

(2)	Includes a full year of results for assets acquired in the Smith Merger.

      Based on the consensus of current economic forecasts, which predict a slow recovery in 2003, we anticipate Same-Store NOI growth of approximately negative one percent to approximately positive one percent. We view job growth as one of the most important drivers of demand in our business. If job growth does not begin to improve throughout 2003, the assumptions mentioned above may prove to be overly optimistic. Conversely, if we experience substantial job growth earlier in the year, our assumptions may be conservative.

     Income From Unconsolidated Entities

      Income from unconsolidated entities increased by $58.7 million in 2002 as compared to 2001 primarily as a result of the following factors:

•	Higher net earnings contributions by Ameriton which increased by approximately $12.0 million in 2002, principally due to gains from the sales of real estate properties;

•	The $6.5 million increase in net earnings from CES and SMC, both acquired in the Smith Merger;

•	The $35.4 million gain on sale of CES to a third party in December 2002; and

•	The $4.8 million increase in our share of the net earnings from real estate joint ventures. This increase is primarily due to the formation timing of three operating community joint ventures during 2001 and three joint ventures acquired in the Smith Merger.

      We expect lower levels of net earnings from our unconsolidated entities in 2003 primarily as a result of the sale of CES and SMC. See Note 5 in our audited financial statements in this Annual Report for additional information on income from unconsolidated entities and Note 2 for the sale of CES and Note 18 for the sale of SMC.

      Income from unconsolidated entities increased by $11.6 million in 2001 as compared to 2000 primarily as a result of the following factors:

•	Our equity in the earnings of Ameriton increased from $2.8 million in 2000 to $9.8 million in 2001 including the impact of gains on the sale of real estate properties by Ameriton;

•	In connection with the Smith Merger, we acquired a majority of the economic interest in CES and SMC. Our equity in the earnings of these two entities during 2001 was $1.6 million; and

•	Our equity in the earnings of the real estate joint ventures, including interest in the three joint ventures acquired in the Smith Merger, was $2.9 million during 2001 as compared to a loss of $49,000 in 2000.

     Other Income

      Other income decreased by $1.3 million, or 10.2%, in 2002 as compared to 2001. This decrease is principally attributable to lower interest income caused by lower restricted cash balances because of reduced disposition activity, coupled with lower interest rates. This decrease was partially offset by higher fee income from our joint ventures and Ameriton.

      The $19.2 million, or 60.0%, decrease in other income from 2000 to 2001 resulted primarily from $12.6 million of aggregate, one-time gains realized in 2000 in connection with the sale of the Spectrum Apartment Locator business and the monetization of the Homestead mortgage notes receivable, coupled with the recognition of $13.6 million of interest income on these notes during 2000. These decreases were partially offset by a $1.3 million increase in interest income in 2001.

     Depreciation Expense

      The $69.1 million, or 56.1%, increase in depreciation expense, excluding properties reported in discontinued operations, in 2002 as compared to 2001 is due principally to additional depreciation expense associated with properties acquired in the Smith Merger. This increase was partially offset by a reduction in depreciation expense associated with our significant garden community disposition volume during 2001 and 2002.

      The $12.2 million, or 9.0%, decrease in depreciation expense, excluding properties reported in discontinued operations, in 2001 as compared to 2000 is primarily influenced by the higher level of disposition activity in 2001 relative to 2000. These decreases were partially offset by incremental depreciation expense related to the real estate assets acquired in the Smith Merger.

     Interest Expense

      The $64.9 million, or 49.9%, increase in interest expense, excluding interest on properties reported in discontinued operations, in 2002 as compared to 2001 is the result of the incremental debt assumed in the Smith Merger, which was partially offset by a lower average cost of variable rate debt. Capitalized interest increased approximately $1.4 million due to an increase in the number of properties under construction from the addition of properties acquired in the Smith Merger.

      The $5.0 million, or 3.7%, decrease in interest expense, excluding interest on properties reported in discontinued operations, from 2000 to 2001 is primarily attributable to lower average outstanding borrowings, coupled with an overall reduction in interest rates. The level of capitalized interest decreased approximately $4.0 million due to the reduction in volume of our development activities.

     General and Administrative Expenses

      The $16.8 million, or 63.5%, increase in general and administrative expenses in 2002 as compared to 2001 relates primarily to the incremental overhead incurred in connection with the Smith Merger. In addition, the amortization of capitalized costs associated with our new revenue management program called Lease Rent Optimizer™, which began in December 2001, contributed to the increase in 2002. The $3.3 million, or 14.4%, increase in general and administrative expenses in 2001 as compared to 2000 was also due primarily to the Smith Merger.

     Provisions for Possible Loss on Investments

      Provisions for loss on investments were $2.6 million in 2002 due to an impairment and related write-down to the estimated fair value of a real estate investment held for sale, which is included in net earnings from discontinued apartment communities. Provisions for loss on investments increased $9.7 million from 2000 to 2001. This increase is principally attributable to a $12.2 million write-off due to the reduction in the estimated fair value of technology and service-related equity investments. This amount is partially offset by a $2.5 million decrease in the write-downs to the estimated fair value of certain real estate investments held for sale.

     Other Expenses

      The $6.1 million, or 73.1%, increase in other expenses in 2002 is principally due to a charge of $11.3 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida during the third and fourth quarters of 2002, partially offset by the decrease in merger-related expenses from 2001.

      The $4.4 million increase in other expenses in 2001 is principally attributable to merger-related costs approximating $5.3 million. This amount is partially offset by the $2.8 million write-off of the net unamortized balance of the conversion factors associated with the Homestead mortgages notes in 2000.

     Minority Interests and Preferred Share Dividends

      The increase in minority interest in 2002 and 2001, as compared to the prior year, is due to the A-1 Common Units issued by the Operating Trust in the Smith Merger.

      The $9.9 million, or 44.5%, increase in Preferred Share dividends declared and paid in 2002 is primarily attributable to the dividends paid on Series H, I, J, K and L Preferred Shares, which we issued in connection with the Smith Merger. This increase was partially offset by the redemption of the Series C Preferred Shares in August 2002 and the lower dividends on Series A Preferred Shares resulting from periodic conversions by shareholders into Common Shares. Preferred Share dividends declared decreased by $3.1 million, or 12.1%, during 2001 as compared to 2000 principally as a result of the redemption of Series B Preferred Shares in May 2001 and lower dividends on Series A Preferred Shares resulting from periodic conversions by shareholders into Common Shares.

     Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of held for sale properties and provisions for possible loss on real estate investments.

      We had 12 operating communities classified as held for sale under SFAS 144 at December 31, 2002. NOI from these properties increased $1.9 million, or 5.8%, in 2002 due to the inclusion of two communities acquired in the Smith Merger. We also sold eight operating communities and one retail property during 2002, resulting in a net gain of $72.9 million, and recorded a $2.6 million impairment charge on another operating community. The results of operations and the gains on the sale of these properties are included in discontinued operations. Additionally, we sold six operating communities during 2002 that were either held for sale at December 31, 2001 or sold to our unconsolidated entities and, therefore, are not included in discontinued operations in accordance with SFAS 144. Net earnings from discontinued operations have been reclassified for all years presented.

     Gains on Dispositions of Real Estate Investments

      We recognized $36.0 million, $100.3 million and $93.1 million of net gains on the disposition of depreciated real estate assets during 2002 (excluding properties reported in discontinued operations), 2001 and 2000, respectively. These gains have resulted from our capital redeployment program, which involves the disposition of operating communities in non-core markets with less attractive growth prospects to fund investments in our core protected markets.

Liquidity and Capital Resources

     Financial Flexibility

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, cash positions at December 31, 2002, and the available capacity under our unsecured credit facilities, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs in 2003.

     Operating Activities

      Our net cash flow provided by operating activities increased by $196.3 million, or 63.5%, in 2002 as compared to 2001, principally due to an increase in earnings from operations due to the Smith Merger, which was partially offset by lower Same-Store NOI and lost NOI resulting from our 2002 and 2001 disposition activity.

      During 2001, our net cash flow provided by operating activities decreased by $13.0 million, or 4.0%, as compared to 2000, due primarily to the $1.2 billion of apartment community dispositions in 2001. For a more complete discussion of the factors impacting our operating performance, see “Apartment Community Operations” and our accompanying Statement of Cash Flows in this Annual Report for more detailed information.

     Investing and Financing Activities

      During 2002, cash flows from investing activities decreased $557.3 million as compared to 2001. The decrease was principally attributable to a $667.2 million reduction in proceeds from dispositions, a $108.5 mil-

lion increase in investments in real estate, and an increase in purchases of marketable securities and other assets. These decreases were partially offset by the $236.9 million increase in cash flows from restricted cash in tax-deferred exchange escrow, a $70.1 million increase in cash flows from our investment in and advances to our unconsolidated investees and other investing activities.

      During 2002, cash used in financing activities decreased $368.9 million, or 49.5%, as compared to 2001. This decrease is primarily attributable to the issuance of $535.0 million in senior unsecured notes during 2002 and the $401.1 million increase in the net proceeds provided by our credit facilities used to finance investing activities. These increases were partially offset by principal prepayments on mortgages payable, including prepayment penalties, that increased $502.0 million and dividends and distributions on Common Shares, Preferred Shares and minority interests in the amounts of $303.1 million, $32.5 million and $46.7 million, respectively, during 2002 as compared to $221.2 million, $17.8 million and $8.4 million, respectively, during 2001.

      During 2001 and 2000, we invested an average of $600.9 million per year primarily in the development of new communities and the acquisition of existing operating communities and realized $923.7 million per year in proceeds from community dispositions. During 2001 and 2000, we also repurchased a total of $230.2 million of our Common and Preferred Shares including 17.5 million Common Shares repurchased from Security Capital in July 2000 in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. See Note 15 in our audited financial statements in this Annual Report for additional information on this transaction.

      We attempt to structure most of our acquisition and disposition transactions as tax-deferred exchanges. When we fund an investment using debt, we typically borrow under our unsecured credit facilities, which are then repaid from other long-term financing sources. See our Statement of Cash Flows in this Annual Report for more detailed information.

      Our most significant non-cash investing and financing activities during the three-year period ended December 31, 2002 included:

•	The Smith Merger during 2001; see Note 2 in our audited financial statements in this Annual Report for more information on assets acquired and liabilities assumed in the Smith Merger;

•	The conversion of Preferred Shares into Common Shares;

•	Accruals related to moisture infiltration and resulting mold remediation costs at one of our high-rise properties in Southeast Florida in 2002;

•	The assumption of mortgages payable in connection with the acquisition of real estate;

•	The exchange of apartment communities and land for interests in joint ventures; see Note 5 in our audited financial statements in this Annual Report for more information; and

•	The exchange of Homestead mortgage notes for Common Shares in 2000.

      See Note 17 in our audited financial statements in this Annual Report for additional information on non-cash investing and financing activities.

     Scheduled Debt Maturities and Interest Payment Requirements

      We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year, which would impact our financial flexibility. We had $120.0 million in scheduled maturities during 2002, and we have $223.9 million and $103.0 million of long-term debt maturing during 2003 and 2004, respectively. See Note 6 in our audited financial statements in this Annual Report for additional information on scheduled debt maturities.

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

      We had $416.2 million outstanding on our unsecured line of credit, $1.9 million outstanding under letters of credit and an available balance of $381.9 million on our unsecured credit facilities at February 14, 2003.

      Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective weighted average interest rates of 3.04%, 6.83% and 5.75%, respectively, as of December 31, 2002. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.

      Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2002.

     Shareholder Dividend/ Distribution Requirements

      Based on anticipated distribution levels for 2003 and the number of shares and units outstanding as of December 31, 2002, we anticipate that we will pay the following dividends/distributions in 2003 (in thousands, except per share amounts):

	Per Share	Total

Common share and common unit distributions:
Common Shares	$1.71	$309,007
Operating Trust A-1 Common Unit distributions(1)	1.71	42,103
Series A Preferred Share dividends	2.30	6,732
Series D Preferred Share dividends	2.19	4,325
Series E Preferred Unit distributions(1)	2.09	2,341
Series F Preferred Unit distributions(1)	2.03	1,624
Series G Preferred Unit distributions(1)	2.16	1,296
Series H Preferred Share dividends	3.38	8,923
Series I Preferred Share dividends(2)	7,660.00	3,830
Series K Preferred Share dividends	3.38	2,254
Series L Preferred Share dividends	3.38	2,167

Total dividend/distribution requirements		$384,602

(1)	See Note 9 in our audited financial statements in this Annual Report for more information on minority interests.

(2)	Series I Preferred Shares have a par value of $100,000 per share.

     Share Repurchase and Redemption Activity

      In July 2002, 684,931 Series J Preferred Shares were converted into Common Shares. In August 2002, we redeemed all of our Series C Preferred Shares at $25.00 per share plus accrued dividends. In addition, 3,000,000 Series E, F, and G Operating Trust Preferred Units were issued in exchange for the DownREIT Perpetual Preferred Units, and 870,523 DownREIT OP Units were issued in exchange for Operating Trust A-1 Common Units in August 2002. In September 2002, 480,000 of the Series E Units were redeemed at liquidation value plus accrued dividends. In the fourth quarter of 2002, Archstone-Smith repurchased 668,900 Common Shares. The repurchase of Common Shares and the redemption of Series C and E Units were funded through borrowings under our unsecured credit facility, which was repaid with proceeds from dispositions and the issuance of long-term debt.

      In February 2001, we repurchased 2.3 million of our Common Shares from Security Capital for $50.0 million at a price of $22.08 per share. In May 2001, we redeemed all of our Series B Preferred Shares for $104.7 million at $25.00 per share plus accrued dividends. The repurchase of Common Shares and the redemption of Series B Preferred Shares were funded through borrowings under our unsecured credit facilities, which we repaid primarily with proceeds from dispositions. See Note 8 in our audited financial statements of this Annual Report for additional information on the Common Share repurchase transaction and the concurrent sale of other Common Shares by Security Capital and the redemption of the Series B, C and E Preferred Shares.

     Planned Investments

      Following is a summary of unfunded planned investments as of December 31, 2002 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment	7,405	$46,560	$41,033
Communities under construction	2,295	—	152,375
Communities In Planning and Owned	2,870	591,528	—
Communities In Planning and Under Control	428	59,862	—
Community acquisitions under contract	623	87,000	—

Total	13,621	$784,950	$193,408

      In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004. We expect to start construction on approximately $300-$400 million, based on Total Expected Investment, of communities that are currently In Planning in 2003. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

     Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with our performance in 2002, we anticipate that net cash flow from operating activities during 2003 will be sufficient to fund anticipated dividend/distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $381.9 million in available capacity on our unsecured credit facilities and approximately $8.0 million of cash on hand at February 14, 2003. In addition, we expect to complete the disposition of $300-$500 million of operating communities during 2003.

      In February 2002, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes with an effective interest rate of 6.6% from its shelf registration statement. In May 2002, we filed a shelf registration statement on Form S-3 to register $500 million in equity securities, which can be issued in the form of Common or Preferred Shares. In May 2002, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $422.8 million (for a total of $800 million) in unsecured debt securities. These registration statements were declared effective in June 2002. In August 2002, the Operating Trust issued $300 million in long-term unsecured senior five-year notes from its shelf registration statement with an effective interest rate of 5.2%. In November 2002, the Operating Trust issued $35 million in long-term unsecured five-year senior notes with an effective interest rate of 4.9% from its shelf registration statement. As of February 14, 2003, Archstone-Smith and the Operating Trust collectively have $965.0 million available in shelf registered securities which can be issued based on our ability to effect offerings on satisfactory terms based on prevailing market conditions.

     Other Contingencies and Hedging Activities

      For the year ended December 31, 2002, we have accrued and/or incurred a liability for approximately $30.8 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida. Of this amount, approximately $11.3 million represents amounts expensed during the second half of 2002 for the estimated cost of repairing or replacing residents’ property and incurred legal fees of $1.7 million. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We are in the process of addressing this issue, and there are still considerable uncertainties that affect our ability to estimate the ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the issues, the extent of required remediation efforts and varying costs of alternative strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party environmental contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available.

      We are also subject to litigation in connection with these issues. We intend to vigorously contest the claims asserted in the litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision. Expected legal fees related to known litigation should approximate $5.0 million in 2003.

      We believe these costs are covered by our insurance policies and are pursuing recovery from our carriers. In addition, we believe there is a basis for other potential recoveries from third parties. As of December 31, 2002, no estimated recovery has been recorded because we have no basis for making such an estimate at this time. While moisture infiltration and resulting mold issues have resulted in significant claims at only one of our properties to date, we can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

      Our involvement with derivative financial instruments is limited, and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to manage the risks associated with our overall borrowing costs. See Note 11 in our audited financial statements in this Annual Report for additional information on derivative financial instruments currently in use.

Critical Accounting Policies

      We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our management has discussed the development and selection of all of these critical accounting policies with our audit committee, and the audit committee has reviewed the disclosure relating to these policies. Our critical accounting policies relate principally to the following key areas:

     Internal Cost Capitalization

      We have an investment organization and infrastructure that supports the due diligence, land acquisition, development and redevelopment of apartment communities. Consistent with GAAP, all direct and indirect costs, including interest and real estate taxes, incurred during construction relating to these activities are capitalized. Included in these costs is management’s estimate for the portion of internal costs that are incremental and deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate.”

      If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses. For example, if we were to hypothetically reduce our development and land acquisition activity by 25% with no corresponding decrease in internal costs, our net earnings per share could decrease by approximately 1.2% or $0.02 per share based on 2002 amounts.

     Purchase Accounting

      During October 2001, we merged with Smith Residential and recorded Smith Residential’s assets and assumed liabilities at their estimated fair values. Due to the magnitude and complexity of the assumptions necessary to apply purchase accounting, management is required to exercise significant judgment, and therefore we view these assumptions as “critical accounting estimates.” During 2002, all remaining purchase accounting adjustments were finalized. Adjustments to the initial purchase price allocation were less than one percent of the purchase price.

     Valuation of Real Estate

      Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate.

      When determining if there is an indication of impairment, we estimate the asset’s NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held for sale, we then determine the asset’s fair value.

      The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on the prevailing rate for the market or submarket. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. For example, we would value a community with annual NOI of $10 million at $142.9 million using a 7.0% capitalization rate, whereas that same community would be valued at $125.0 million if the actual capitalization rate were 8.0%. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. For example, we have sold $4.0 billion of real estate assets over the last seven years, which produced $514.6 million in gains at an unleveraged internal rate of return of approximately 12.7%. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

     Capital Expenditures and Depreciable Lives

      We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment and is therefore considered a “significant accounting estimate.”

      Total capital expenditures were 2.4% and 1.5% of weighted average gross real estate as of December 31, 2002 and 2001, respectively. The growth in capital expenditures was principally due to significant redevelopment efforts in our high-rise portfolio acquired in the Smith Merger.

      Additionally, depreciation expense as a percentage of weighted average depreciable real estate was 3.0%, 2.7% and 3.4% or $2,542, $1,898 and $2,174 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. If the actual weighted average useful life were determined to be one year shorter or longer than management’s current estimate, our annual depreciation expense would increase or decrease approximately 3.0% or $0.03 per share. See Note 1 in our audited financial statements in this Annual Report for additional detail on depreciable lives.

     Moisture Infiltration and Mold Remediation Costs

      Accounting for correction of moisture infiltration and mold remediation costs is considered a “critical accounting estimate” because significant judgment is required by management to determine when to record a liability, how much should be accrued as a liability and whether such costs meet the criteria for capitalization.

      We estimate and accrue costs related to correcting the moisture infiltration and remediating resulting mold when we anticipate incurring costs because of the threat of litigation or the assertion of a legal claim. When we incur costs at our own discretion, the cost is recognized as incurred. Moisture infiltration and resulting mold remediation costs are only capitalized when it is determined by management that such remediation costs also extend the life, increase the capacity, or improve the safety or efficiency of the property relative to when the community was originally constructed or acquired, if later. All other related costs are expensed.

      For the year ended December 31, 2002, we have incurred and/or accrued a liability for approximately $30.8 million of which we expensed $11.3 million, including incurred legal fees of $1.7 million, and capitalized $19.5 million. There are considerable uncertainties that affect our ability to estimate the ultimate cost of correction and remediation efforts. These uncertainties include, but are not limited to, assessing the exact nature and extent of the issues, the extent of required remediation efforts and the varying costs of alternative strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party environmental contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Further, due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision. Therefore, we have not accrued a liability for litigation settlement costs.

      Our eventual costs to correct moisture infiltration and remediate resulting mold could be significantly different than current estimates. For example, if our total costs were 25% more or less than our current estimates, and the ratio between the expensed and capitalized portion remained constant, our net earnings per share would increase or decrease by approximately $0.01 per share.

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities as of December 31, 2002, include real estate joint ventures, Ameriton and SMC. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with

$5.2 million of available capacity at December 31, 2002. Additionally, we have extended an uncommitted unsecured credit facility with Ameriton whereby advances are made solely at our discretion. Ameriton had $106.3 million of available capacity on this facility at December 31, 2002. See Note 5 in our audited financial statements in this Annual Report for additional information on our investments in unconsolidated entities. See Note 18 in our audited financial statements in this Annual Report for additional information on the sale of SMC.

      Consolidated Engineering Services is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. The gain will be adjusted during the first quarter of 2003 based on final net asset value calculations as of the transaction date. Any adjustment is not expected to be material. Excluded from the gain is approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days.

      As a condition of sale, we agreed to indemnify the buyer for certain representations and warranties contained in the sale contract. The indemnifications terminate on June 30, 2004, and while we do not believe it is probable that the indemnities will reach the maximum amount, the related liability is limited to a maximum exposure of $44.5 million with exceptions including third party claims, insurance, arbitration, environmental issues and collection of specified accounts receivable, each of which is without deduction or limitation. There are no recourse provisions available to us to recover any potential future payments from third parties.

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

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions):

		2004 and	2006 and	2008 thru
	2003	2005	2007	2095	Total

Scheduled long-term debt maturities	$223.9	$379.2	$864.6	$2,269.2	$3,736.9
Unsecured credit facilities	17.1	348.5	—	—	365.6
Ameriton credit facility	5.2	—	—	—	5.2
Development and redevelopment expenditures	193.4	—	—	—	193.4
Performance bond guarantees(1)	80.2	0.5	—	—	80.7
Lease commitments and other(2)	19.8	13.8	9.8	194.8	238.2

Total	$539.6	$742.0	$874.4	$2,464.0	$4,620.0

(1)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(2)	Lease commitments relate principally to ground lease payments as of December 31, 2002.

Related Party Transactions

      We own 100% of the non-voting stock in Ameriton, representing a 95% economic interest. In June 2001, Ameriton Holdings acquired the voting stock of Ameriton from third parties, representing the remaining 5% economic interest, for approximately $5.8 million. We also own 95% of the membership interests in Ameriton Holdings. Our chief executive officer owns 5% of the membership interests in Ameriton Holdings and is the manager of Ameriton Holdings. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in Ameriton.

      Ameriton paid approximately $3.38 million to certain other executive officers and employees of Archstone-Smith related to realized returns on investments sold during 2002. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) are Trustees or executive officers of Archstone-Smith.

      Prior to the sale in December 2002, our interest in CES was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in CES. All CES board members (Ernest A Gerardi, Jr., Robert H. Smith, Dana K. Hamilton and Messrs. Sellers and Mueller) were Trustees or executive officers of Archstone-Smith. Furthermore, Mr. Gerardi was an officer of CES. In connection with the sale of CES, Mr. Gerardi received a disposition incentive bonus of $2.75 million.

      Our interest in SMC was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in SMC. All SMC board members (Robert P. Kogod, Ms. Hamilton and Messrs. Smith, Sellers and Mueller) were Trustees or executive officers of Archstone-Smith. During February 2003, we sold our interest in SMC. See Note 18 in our audited financial statements in this Annual Report for additional information on the sale of SMC.

      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of the company. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2002, the aggregate outstanding balances on these notes were approximately $2.0 million. In an effort to eliminate all employee loans, Archstone-Smith made an offer to the remaining participants of this plan to repurchase their Common Shares as of December 27, 2002, using the closing price of Archstone-Smith Common Shares on that date. The proceeds of the repurchase were used to pay off the outstanding loan balance, with any excess going to the participant. In addition, the participant received one fully vested and exercisable option for each share that was repurchased, with a term not to exceed the remaining term on the promissory note for the outstanding loan. A total of 81,685 Common Shares were repurchased for a total of $1.9 million.

New Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We are required to adopt SFAS 145 on January 1, 2003. SFAS 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. SFAS 145 also impacts certain sale-leaseback transactions. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment and we do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position, net earnings or cash flows.

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are required to adopt SFAS 146 on January 1, 2003. SFAS 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.

We do not anticipate the adoption of SFAS 146 will have a material impact on our financial position, net earnings or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The company has not yet determined the impact of the Interpretation. The disclosure requirements are effective immediately.

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” We are required to adopt SFAS 148 for financial statements for fiscal years ending after December 15, 2002. We have modified the disclosure of our transition to the fair value based method of accounting for stock-based compensation in this annual report to reflect the additional requirements of this statement. The adoption of SFAS 148 did not have a material impact on our financial position, net earnings or cash flows.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” We are required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Although we have not yet determined the total impact of adopting the Interpretation, it is reasonably possible that we will be deemed the primary beneficiary of Ameriton, which would result in consolidation of this currently unconsolidated entity.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     Stock Investments

      We have both public and private investments in equity securities. The publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. The private investments, for which we lack the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that our management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, our management considers events and circumstances that may signal the impairment of an investment. During 2001, we concluded that our investments in private service and technology companies were impaired due to the financial position of the investees. Since the decline was deemed to be other than temporary, we recorded a $12.2 million provision for possible loss on investments during 2001.

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

      The following table summarizes the notional amount, carrying and estimated fair value of our derivative financial instruments, as of December 31, 2002 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at that time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$34,508	2006	$3
Interest rate swaps	150,000	2005	(13,361)

Total cash flow hedges	$184,508	2005-2006	$(13,358)

Fair value hedges:
Interest rate swaps	$104,005	2006-2008	$11,050
Total rate of return swaps	69,756	2004-2007	1,076

Total fair value hedges	$173,761	2004-2008	$12,126

Total hedges	$358,269	2004-2008	$(1,232)

     Interest Rate Sensitive Liabilities

      The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2002. As the table incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2002, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands):

	Expected Maturity/Principal Repayment Schedule at December 31,

								Estimated
							Total	Fair
	2003	2004	2005	2006	2007	Thereafter	Balance	Value(1)

Interest rate sensitive liabilities:
Unsecured Credit Facilities:	$17,078	$348,500	$—	$—	$—	$—	$365,578	$365,578
Average nominal interest rate(2)	3.00%	3.00%	—	—	—	—	—	—
Long-Term Unsecured Debt:
Fixed rate	$171,250	$51,250	$251,250	$51,250	$386,250	$781,477	$1,692,727	$1,885,726
Average nominal interest rate(2)	7.33%	7.34%	8.19%	7.37%	5.29%	7.46%	—	—
Variable rate(3)	$—	$—	$—	$—	$—	$83,376	$83,376	$83,376
Average nominal interest rate(2)	2.25%	2.25%	2.25%	2.25%	2.25%	2.25%	—	—
Mortgages payable:
Fixed rate debt	$50,353	$49,248	$22,321	$289,497	$112,676	$1,100,903	$1,624,998	$1,502,782
Average nominal interest rate(2)	8.08%	7.28%	7.29%	6.24%	6.71%	7.26%	—	—
Variable rate debt	$2,279	$2,479	$2,686	$2,910	$22,034	$303,441	$335,829	$335,829
Average nominal interest rate(2)	1.38%	1.38%	1.38%	1.38%	1.34%	1.62%	—	—

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2002. The weighted average effective interest rate on the unsecured credit facilities, Long- Term Unsecured Debt and mortgages payable was 3.04%, 6.83% and 5.75%, respectively, as of December 31, 2002.

(3)	Represents unsecured tax-exempt bonds.

Item 8.     Financial Statements and Supplementary Data

      Our Balance Sheets as of December 31, 2002 and 2001, and our Statements of Earnings, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002 and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 15 of this Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of our audited financial statements in this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

Item 10.     Trustees and Executive Officers of the Registrant

      For information regarding our Trustees and senior officers, see “Item 1. Business — Trustees and Officers of Archstone-Smith.” The other information required by this Item 10 is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders (“2003 Proxy Statement”).

Item 11.     Executive Compensation

      Incorporated herein by reference to the description under the captions “Election of Trustees” and “Executive Compensation” in the 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference to the description under the captions “Principal Shareholders” and “Election of Trustees” in the 2003 Proxy Statement.

      Equity Compensation Plan Information

(c) Number of securities remaining
	(a) Number of securities to	(b) Weighted-average	available for future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	10,216,985	$22.53	6,572,331
Equity compensation plans not approved by security holders	—	—	—

Total	10,216,985	$22.53	6,572,331

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” in the 2003 Proxy Statement.

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Archstone-Smith’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Archstone-Smith’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

(a) Financial Statements and Schedule:

1.	Financial Statements

See Index to Financial Statements and Schedule on page 48 of this report, which is incorporated herein by reference.

2.	Financial Statement Schedule:

See Schedule III on page 88 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	Exhibits

See Index to Exhibits on page 93 of this report, which is incorporated herein by reference.

(b)	Reports on Form 8-K:

On October 21, 2002, Archstone-Smith filed a Form 8-K disclosing a press release regarding its expected earnings for the third quarter of 2002.

(c)	Exhibits:

The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 93 of this Annual Report, which is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders

Archstone-Smith Trust:

      We have audited the accompanying consolidated balance sheets of Archstone-Smith Trust (successor registrant to Archstone Communities Trust), as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Archstone-Smith’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Trust as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, Archstone-Smith Trust adopted Statement of Financial Accounting Standards 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001 and 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

January 24, 2003,
     except as to Note 18,
     which is as of February 12, 2003

ARCHSTONE-SMITH TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Real estate	$8,838,821	$8,276,004
Less accumulated depreciation	571,247	406,784

	8,267,574	7,869,220
Investments in and advances to unconsolidated entities	346,946	437,365

Net investments	8,614,520	8,306,585
Cash and cash equivalents	12,846	7,027
Restricted cash in tax-deferred exchange escrow	—	120,421
Other assets	227,702	115,882

Total assets	$8,855,068	$8,549,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$365,578	$188,589
Long-Term Unsecured Debt	1,776,103	1,333,890
Mortgages payable	1,960,827	2,330,533
Dividends payable	81,228	89,326
Accounts payable	22,594	18,643
Accrued expenses and other liabilities	257,091	193,387

Total liabilities	4,463,421	4,154,368

Minority interest	547,829	594,403

Shareholders’ equity:
Convertible Preferred Shares	194,671	225,351
Perpetual Preferred Shares	99,370	148,763
Common Shares (Par value $0.01; 450,000,000 shares authorized; 180,705,795 and 174,516,970 shares issued and outstanding in 2002 and 2001, respectively)	1,807	1,745
Additional paid-in capital	3,696,465	3,543,647
Accumulated other comprehensive loss	(12,339)	(5,517)
Distributions in excess of net earnings	(136,156)	(112,845)

Total shareholders’ equity	3,843,818	3,801,144

Total liabilities and shareholders’ equity	$8,855,068	$8,549,915

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Rental revenues	$997,749	$652,402	$647,008
Income from unconsolidated entities	73,075	14,375	2,752
Other income	11,467	12,768	31,938

Total revenues	1,082,291	679,545	681,698

Expenses:
Rental expenses	267,922	156,570	154,937
Real estate taxes	92,826	55,833	56,024
Depreciation on real estate investments	192,447	123,308	135,465
Interest expense	194,955	130,027	134,999
General and administrative expenses	43,340	26,503	23,157
Provisions for possible loss on investments	—	14,927	5,200
Other expenses	14,511	8,384	3,936

Total expenses	806,001	515,552	513,718

Earnings from operations	276,290	163,993	167,980
Less: minority interest	40,700	15,198	7,241
Plus: gains on dispositions of depreciated real estate, net	35,950	100,273	93,071

Net earnings before discontinued operations and extraordinary items	271,540	249,068	253,810
Plus: net earnings from discontinued apartment communities	73,678	11,040	8,486
Less: extraordinary items — loss on early extinguishment of debt, net	30,155	2,230	911

Net earnings	315,063	257,878	261,385
Less: Preferred Share dividends	32,185	22,277	25,340

Net earnings attributable to Common Shares — Basic	$282,878	$235,601	$236,045

Weighted average Common Shares outstanding:
Basic	177,757	130,331	131,874

Diluted	178,780	137,832	137,730

Net earnings per Common Share — Basic:
Net earnings before discontinued operations and extraordinary items	$1.35	$1.74	$1.73
Discontinued operations, net	.41	.09	.07
Extraordinary items, net	(.17)	(.02)	(.01)

Net earnings	$1.59	$1.81	$1.79

Net earnings per Common Share — Diluted:
Net earnings before discontinued operations and extraordinary items	$1.34	$1.73	$1.72
Discontinued operations, net	.41	.08	.06
Extraordinary items, net	(.17)	(.02)	—

Net earnings	$1.58	$1.79	$1.78

Dividends paid per Common Share	$1.70	$1.64	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Convertible	Perpetual
	Preferred	Preferred
	Shares at	Shares at			Accumulated
	Aggregate	Aggregate	Common	Additional	Other	Distributions
	Liquidation	Liquidation	Shares at	Paid-in	Comprehensive	in Excess of
	Preference	Preference	Par Value	Capital	Income (Loss)	Net Earnings	Total

Balances at December 31, 1999	$92,635	$205,000	$139,008	$2,271,856	$394	$(141,387)	$2,567,506
Comprehensive income:
Net earnings	—	—	—	—	—	261,385	261,385
Preferred share dividends	—	—	—	—	—	(25,340)	(25,340)
Change in fair value of marketable securities	—	—	—	—	2,423	—	2,423

Comprehensive income attributable to Common Shares	—	—	—	—	—	—	238,468

Common Share distributions	—	—	—	—	—	(198,069)	(198,069)
Repurchase of shares, net of expenses	—	(795)	(17,479)	(366,268)	—	—	(384,542)
Other, net	(9,984)	—	1,309	36,918	—	—	28,243

Balances at December 31, 2000	82,651	204,205	122,838	1,942,506	2,817	(103,411)	2,251,606
Comprehensive income:
Net earnings	—	—	—	—	—	257,878	257,878
Preferred share dividends	—	—	—	—	—	(22,277)	(22,277)
Cumulative effect of adoption of SFAS 133.	—	—	—	—	3,831	—	3,831
Change in fair value of cash flow hedges	—	—	—	—	(9,290)	—	(9,290)
Reclassification adjustment on realized gains	—	—	—	—	(2,167)	—	(2,167)
Change in fair value of marketable securities	—	—	—	—	(708)	—	(708)

Comprehensive income attributable to Common Shares	—	—	—	—	—	—	227,267

Common Share distributions	—	—	—	—	—	(245,035)	(245,035)
Shares issued in connection with Smith Merger	146,500	50,000	550	1,485,233	—	—	1,682,283
Repurchase of shares, net of expenses	—	(772)	(2,265)	(47,735)	—	—	(50,772)
Redemption of Series B Preferred Shares	—	(104,670)	—	—	—	—	(104,670)
Change in par value (Smith Merger)	—	—	(120,624)	120,624	—	—	—
Other, net	(3,800)	—	1,246	43,019	—	—	40,465

Balances at December 31, 2001.	225,351	148,763	1,745	3,543,647	(5,517)	(112,845)	3,801,144
Comprehensive income:
Net earnings	—	—	—	—	—	315,063	315,063
Preferred share dividends	—	—	—	—	—	(32,185)	(32,185)
Change in fair value of cash flow hedges	—	—	—	—	(7,554)	—	(7,554)
Change in fair value of marketable securities	—	—	—	—	732	—	732

Comprehensive income attributable to Common Shares	—	—	—	—	—	—	276,056

Common Share dividends	—	—	—	—	—	(306,189)	(306,189)
A-1 Common Units converted into Common Shares	—	—	13	41,710	—	—	41,723
Conversion of Preferred Shares into Common Shares	(30,680)	—	17	30,663	—	—	—
Common Share repurchases	—	—	(7)	(15,355)	—	—	(15,362)
Preferred Share repurchases	—	(49,393)	—	(11)	—	—	(49,404)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	18	45,453	—	—	45,471
Other, net	—	—	21	50,358	—	—	50,379

Balances at December 31, 2002.	$194,671	$99,370	$1,807	$3,696,465	$(12,339)	$(136,156)	$3,843,818

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities:
Net earnings	$315,063	$257,878	$261,385
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	205,994	135,682	145,571
Extraordinary items — loss on early extinguishments of debt, net	30,155	2,230	911
Gains on dispositions of depreciated real estate, net	(108,884)	(100,273)	(93,071)
Gain on exchange of Homestead mortgage notes, net of writedown	—	—	(6,560)
Provisions for possible loss on investments	2,611	14,927	5,200
Minority interest	49,233	15,562	7,241
Change in other assets	(13,923)	(4,589)	(2,224)
Change in accounts payable, accrued expenses and other liabilities	41,247	(2,217)	6,277
Other, net	(15,913)	(9,895)	(2,410)

Net cash flow provided by operating activities	505,583	309,305	322,320

Investing activities:
Real estate investments	(639,170)	(530,706)	(671,148)
Change in investments in and advances to unconsolidated entities, net	91,241	21,111	(68,995)
Proceeds from dispositions, net of closing costs	409,516	1,076,722	770,679
Change in tax-deferred exchange escrow	120,421	(116,440)	65,455
Other, net	(104,964)	(16,357)	9,572

Net cash flow provided by (used in) investing activities	(122,956)	434,330	105,563

Financing activities:
Proceeds from mortgages payable	—	—	156,527
Proceeds from Long-Term Unsecured Debt	530,774	—	189,628
Payments on Long-Term Unsecured Debt	(97,500)	(69,700)	(75,000)
Principal prepayment of mortgages payable, including prepayment penalties	(587,480)	(85,513)	(41,658)
Regularly scheduled principal payments on mortgages payable	(11,181)	(4,820)	(4,833)
Proceeds from (payments on) unsecured credit facilities, net	176,989	(224,130)	(299,817)
Proceeds from Common Shares issued under DRIP and employee stock options	69,772	24,818	18,646
Repurchase of Common Shares and Preferred Shares	(64,766)	(50,772)	(179,461)
Redemption of Perpetual Preferred Units	(12,000)	(104,670)	—
Proceeds from issuance of Preferred Shares and Perpetual Preferred Units	—	—	31,215
Cash dividends paid on Common Shares	(303,083)	(221,196)	(201,257)
Cash dividends paid on Preferred Shares	(32,512)	(17,788)	(25,340)
Cash dividends paid to minority interests	(46,672)	(8,406)	(7,241)
Other, net	851	16,492	9,713

Net cash flow used in financing activities	(376,808)	(745,685)	(428,878)

Net change in cash and cash equivalents	5,819	(2,050)	(995)
Cash and cash equivalents at beginning of period	7,027	9,077	10,072

Cash and cash equivalents at end of period	$12,846	$7,027	$9,077

See Note 17 for supplemental information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(The glossary included in this Annual Report is hereby incorporated by reference)

(1)     Description of Business and Summary of Significant Accounting Policies

     Business

      Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 88.0% of the Operating Trust. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We are focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States characterized by: (i) limited new supply; (ii) expensive single-family home prices; and (iii) strong economic fundamentals.

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

     Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of income from unconsolidated entities.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restricted Cash in Tax-Deferred Exchange Escrow

      Disposition proceeds are set aside and designated to fund future tax-deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investments within 180 days, these funds are redesignated as cash and cash equivalents.

     Marketable Securities and Other Investments

      All publicly traded equity securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for possible loss on investments.

     Real Estate and Depreciation

      Real estate, other than properties held for sale, is carried at cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

     Interest

      During 2002, 2001 and 2000, the total interest paid in cash on all outstanding debt was $261.9 million, $156.4 million and $157.7 million, respectively.

      We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2002, 2001 and 2000 aggregated $21.7 million, $20.3 million and $24.3 million, respectively.

     Cost of Raising Capital

      Costs incurred in connection with the issuance of equity securities are deducted from shareholders’ equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 2002, 2001 and 2000 was $4.4 million, $3.1 million and $5.0 million, respectively.

     Moisture Infiltration and Mold Remediation Costs

      We estimate and accrue costs related to the correction of moisture infiltration and related mold remediation when we anticipate incurring such remediation costs because of the assertion of a legal claim or threatened litigation. When we incur remediation costs at our own discretion, the cost is recognized as incurred. Moisture infiltration and resulting mold remediation costs are only capitalized, subject to recoverability, when it is determined by management that such remediation costs also extend the life, increase the capacity, or improve the safety or efficiency of the property relative to when the community was originally constructed or acquired, if later. All other related costs are expensed.

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

     Revenue and Gain Recognition

      We generally lease our apartment units under operating leases with terms of one year or less. Rental revenue is recognized evenly over the lease term. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. Gains on sales of real estate are recorded when the real estate is sold, provided the profit is determinable and the earnings process is complete.

     Rental Expenses

      Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs.

     Stock-Based Compensation

      As of December 31, 2002, the company has one stock-based employee compensation plan, which is described more fully in Note 10. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003. For the period covered by the accompanying consolidated financial statements, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,”and related Interpretations. With respect to options granted under the plan, no stock-based employee compensation expense is reflected in the accompanying Consolidated Statements of Earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,

	2002	2001	2000

Net earnings attributable to Common Shares — Basic	$282,878	$235,601	$236,045
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,835)	(1,669)	(1,023)

Pro forma net earnings attributable to Common Shares — Basic	$281,043	$233,932	$235,022

Net earnings per Common Share:
Basic — as reported	$1.59	$1.81	$1.79

Basic — pro forma	$1.58	$1.79	$1.78

Diluted — as reported	$1.58	$1.79	$1.78

Diluted — pro forma	$1.57	$1.78	$1.77

      The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

	2002	2001	2000

Weighted average risk-free interest rate	3.54%	4.06%	5.43%
Weighted average dividend yield	6.74%	6.79%	6.77%
Weighted average volatility	19.58%	15.67%	23.65%
Weighted average expected option life	5.0 years	5.0 years	6.3 years

     Federal Income Taxes

      We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a REIT and have made all required distributions of our taxable income. See Note 14 for more information on income taxes.

     Comprehensive Income

      Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Shareholders’ Equity and Comprehensive Income. Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments and, beginning in 2001, changes in the fair value of effective cash flow hedges as described above (see — Interest Rate Contracts).

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Per Share Data

      Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Years Ended December 31,

	2002	2001	2000

Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares — Basic	$282,878	$235,601	$236,045
Dividends on Convertible Preferred Shares	—	9,696	7,254
Minority interest	200	1,592	1,326

Net earnings attributable to Common Shares — Diluted	$283,078	$246,889	$244,625

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding — Basic	177,757	130,331	131,874
Assumed conversion of Preferred Shares into Common Shares	—	5,844	4,721
Minority interest	—	943	876
Incremental options and warrants	1,023	714	259

Weighted average number of Common Shares outstanding — Diluted	178,780	137,832	137,730

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current presentation.

     New Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We are required to adopt SFAS 145 on January 1, 2003. SFAS 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. SFAS 145 also impacts certain sale-leaseback transactions. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment and we do not anticipate that the adoption of SFAS 145 will have a material impact on our financial position, net earnings or cash flows.

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are required to adopt SFAS 146 on January 1, 2003. SFAS 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. We do not anticipate the adoption of SFAS 146 will have a material impact on our financial position, net earnings or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The company has not yet determined the impact of the Interpretation. The disclosure requirements are effective immediately.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” We are required to adopt SFAS 148 for financial statements for fiscal years ending after December 15, 2002. We have modified the disclosure of our transition to the fair value based method of accounting for stock-based compensation in this annual report to reflect the additional requirements of this statement. The adoption of SFAS 148 did not have a material impact on our financial position, net earnings or cash flows.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” We are required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Although we have not yet determined the total impact of adopting the Interpretation, it is reasonably possible that we will be deemed the primary beneficiary of Ameriton, which would result in consolidation of this currently unconsolidated entity.

(2)     Smith Merger

      On October 31, 2001, we completed our merger with Smith Residential, a publicly traded REIT which primarily developed, owned, and managed high-rise properties and garden communities in Washington, D.C., Chicago, Boston and Southeast Florida. The purpose of the Smith Merger was to expand our portfolio in key protected markets. Following is a sequential outline of events that occurred prior to the merger closing:

(i)	In October 2001, Archstone was reorganized into an UPREIT structure. To facilitate this reorganization, Archstone formed a wholly-owned subsidiary named Archstone-Smith. Archstone-Smith then formed a wholly-owned subsidiary. Archstone merged with the wholly-owned subsidiary, became a wholly-owned subsidiary of Archstone-Smith and changed its name to Archstone-Smith Operating Trust. The Operating Trust is the successor entity to Archstone and Archstone-Smith is the successor registrant to Archstone;

(ii)	Smith Partnership then merged with and into the Operating Trust, with the Operating Trust remaining as the successor entity; and

(iii)	Finally, Smith Residential merged with and into Archstone-Smith, who remains the majority owner of the Operating Trust.

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

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Smith Merger was structured as a tax-free merger and was accounted for using the purchase method of accounting. During 2002, all remaining purchase accounting adjustments were finalized. Adjustments to the initial purchase price allocation were not material. The following summary of the assets acquired and liabilities assumed were recorded at the estimated fair value as determined by management, based on information available and on assumptions of future performance (dollar amounts in thousands);

Real estate	$3,771,789
Investment in and advances to unconsolidated entities	164,831
Other assets	32,017

Total assets acquired	$3,968,637

Unsecured credit facilities	$219,000
Mortgages payable	1,402,962
Other accrued expenses and accounts payables	148,885

Total liabilities assumed	$1,770,847

      Since the Smith Merger closed on October 31, 2001, the accompanying Consolidated Statements of Earnings include Smith Residential’s results of operations for the last two months of 2001. The following summarized pro forma unaudited information assumes that the Smith Merger had occurred on January 1, 2000. The pro forma results of operations include estimates and assumptions which management believes are reasonable. These results are not necessarily indicative of what the results of operations would have been had the business combination been in effect on the dates indicated, or which may result in the future (dollar amounts in thousands):

	Pro Forma
	Year Ended December 31,

	2001(1)	2000(1)

Total revenues	$1,048,586	$1,074,966

Net earnings attributable to Common Shares before discontinued operations and extraordinary items	$280,424	$305,758

Net earnings attributable to Common Shares(2)	$301,066	$326,668

Net earnings per Common Share:
Basic	$1.77	$1.88

Diluted	$1.74	$1.84

(1)	Net earnings from discontinued operations have been reclassified for all years presented.

(2)	2001 includes $5.3 million in merger related costs and $14.9 million in provision for loss on investments. Both 2000 and 2001 include extraordinary items related to early extinguishments of debt.

     Sale of Consolidated Engineering Services

      Consolidated Engineering Services is a service business that we acquired in the Smith Merger in 2001, and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. The gain will be adjusted during the first quarter of 2003 based on final net asset value calculations as of the transaction date. Any adjustment is not expected to be material. Excluded from the gain is approximately $6.7 million in contingent proceeds related to indemnification of certain accounts receivable over 120 days.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a condition of sale, we agreed to indemnify the buyer for certain representations and warranties contained in the sale contract. The indemnifications terminate on June 30, 2004, and while we do not believe it is probable that the indemnities will reach the maximum amount, the related liability is limited to a maximum exposure of $44.5 million with exceptions including third-party claims, insurance, arbitration and environmental issues, each of which is without deduction or limitation. There are no recourse provisions available to us to recover potential future payments from third parties.

(3)     Real Estate

     Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31,

	2002		2001

	Investment	Units	Investment	Units

Apartment Communities:
Operating communities	$8,380,779	75,693	$7,809,444	77,170
Communities under construction(1)	328,390	2,295	358,367	2,812
Development communities In Planning(1):
Owned	89,501	2,870	76,611	1,402
Under control(2)	—	428	—	991

Total development communities In Planning	89,501	3,298	76,611	2,393

Total apartment communities	8,798,670	81,286	8,244,422	82,375

Office, retail, hotel and other	40,151		31,582

Total real estate	$8,838,821		$8,276,004

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Archstone-Smith’s investment as of December 31, 2002 and December 31, 2001 for development communities Under Control was $2.7 million and $4.9 million, respectively, and are reflected on the “Other assets” caption of Archstone-Smith’s Consolidated Balance Sheets.

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

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Balance at January 1.	$8,276,004	$5,058,910	$5,086,486

Apartment properties acquired in the Smith Merger(1)	31,877	3,733,936	—
Acquisition-related expenditures	413,502	339,055	372,539
Redevelopment expenditures	152,389	39,136	37,547
Recurring capital expenditures	40,235	20,184	13,937
Development expenditures, excluding land acquisitions	195,809	185,988	228,819
Acquisition and improvement of land for development	53,165	48,120	68,308
Dispositions	(330,118)	(1,152,668)	(743,287)
Provision for possible loss on investments	(2,611)	(2,710)	(5,200)

Net apartment community activity	554,248	3,211,041	(27,337)

Other:
Disposition of retail asset acquired in Smith Merger	(5,990)	5,976	—
Change in other real estate assets	14,559	77	(239)

Net other activity	8,569	6,053	(239)

Balance at December 31.	$8,838,821	$8,276,004	$5,058,910

(1)	Reflects purchase accounting adjustment in 2002.

      At December 31, 2002, we had unfunded contractual commitments of $193.4 million related to communities under construction and under redevelopment.

(4)     Discontinued Operations

      At December 31, 2002, we had 12 operating communities classified as held for sale under the provisions of SFAS 144. Accordingly, the net earnings for these properties are classified as earnings from discontinued operations. We also sold eight operating communities and one retail property during 2002, that were accounted for under SFAS 144. Accordingly, the gains on sale and net earnings for these properties are also

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in discontinued operations. The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,

	2002	2001	2000

Rental revenues	$55,913	$49,392	$41,536
Rental expenses	(18,273)	(13,990)	(11,863)
Real estate taxes	(3,685)	(3,300)	(2,784)
Depreciation on real estate investments	(7,524)	(8,818)	(8,229)
Interest expense(1)	(12,704)	(11,880)	(10,174)
Provision for possible loss on real estate investment	(2,611)	—	—
Allocation of minority interest	(10,372)	(364)	—
Gain on dispositions of real estate investments, net	72,934	—	—

	$73,678	$11,040	$8,486

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $7.0 million, $9.4 million and $9.2 million for 2002, 2001 and 2000, respectively.

      Assets classified as held for sale, pursuant to SFAS 144 at December 31, 2002, had aggregate carrying value of $159.0 million with $7.0 million of secured debt. At December 31, 2002, we recorded an impairment of $2.6 million for one operating community classified as held for sale. Estimated net sales proceeds were less than the net book value; therefore, a provision for possible loss was recorded. Additionally, we sold six operating communities during 2002 that were either held for sale at December 31, 2001 or sold to unconsolidated entities and therefore, not classified as discontinued operations.

(5)     Investments in and Advances to Unconsolidated Entities

     Unconsolidated Entities

      At December 31, 2001, we had investments in three operating companies and ten real estate joint ventures that we account for under the equity method. Two of the operating companies — SMC and CES — and three of the real estate joint ventures were acquired in the Smith Merger on October 31, 2001. Accordingly, our Consolidated Statements of Earnings include our proportionate share of equity in earnings of these entities for the two-month period ended December 31, 2001, and for all of 2002 with the exception of CES, which was sold in December 2002. See Note 2 for additional discussion related to our sale of CES. Furthermore, we sold our interest in SMC during February 2003; see Note 18.

      As a matter of policy, we do not guarantee third-party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees are required to guarantee the mortgages. However, such guarantees are fully non-recourse to the Operating Trust or to Archstone-Smith. All off-balance sheet contingent liabilities, with the exception of outstanding performance bonds, and all third-party debt incurred by our unconsolidated investees are fully non-recourse to us. As such, the extent of our exposure to financial losses is limited solely to our investment in each of the unconsolidated investees plus the unfunded amount of the Ameriton $10 million committed credit

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility described below. A summary of our investments in and advances to unconsolidated entities follows (in thousands):

	2002	2001

Ameriton	$292,043	$244,654
CES(1)	—	133,878
SMC(2)	—	1,894
Real estate joint ventures	54,903	56,939

	$346,946	$437,365

(1)	CES was sold in December 2002, see Note 2 for further discussion.

(2)	Cash distributions from SMC have exceeded investments in and advances to the company, therefore the investment balance at December 31, 2002, is zero.

     Ameriton and Service Businesses

      We own 100% of the non-voting stock in Ameriton, representing a 95% economic interest. In June 2001, Ameriton Holdings acquired the voting stock of Ameriton from third parties, representing the remaining 5% economic interest, for approximately $5.8 million. We also own 95% of the membership interests in Ameriton Holdings. Our chief executive officer owns 5% of the membership interests in Ameriton Holdings and is the manager of Ameriton Holdings. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in Ameriton.

      Ameriton paid approximately $3.38 million to certain other executive officers and employees of Archstone-Smith related to realized returns on investments sold during 2002. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) are Trustees or executive officers of Archstone-Smith.

      We have extended a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $4.8 million outstanding and $5.2 million available at December 31, 2002. We also have an uncommitted unsecured credit facility with Ameriton, with $106.3 million of available capacity at December 31, 2002. Advances to Ameriton under this uncommitted facility are made solely at our discretion.

      Prior to the sale in December 2002, our interest in CES was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in CES. All CES board members (Ernest A Gerardi, Jr., Robert H. Smith, Dana K. Hamilton and Messrs. Sellers and Mueller) were Trustees or executive officers of Archstone-Smith. Furthermore, Mr. Gerardi was an officer of CES. In connection with the sale of CES, Mr. Gerardi received a disposition incentive bonus of $2.75 million.

      Our interest in SMC was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with the purchase of his interests in SMC. All SMC board members (Robert P. Kogod, Ms. Hamilton and Messrs. Smith, Sellers and Mueller) were Trustees or executive officers of Archstone-Smith. During February 2003, we sold our interest in SMC. See Note 18 for additional information on the sale of SMC.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Real Estate Joint Ventures

      At December 31, 2002, we had investments in 10 real estate joint ventures with economic interests ranging from 20% to 48%. In aggregate, these ventures own 15,084 apartment units. These joint ventures were formed with institutional investors who seek investment opportunities with us to leverage our expertise in acquiring, developing and operating apartment communities and properties.

      Following is a summary of the three most significant joint ventures formed during 2001. This information is presented as of the formation date. The joint ventures were formed through the contribution of apartment communities located in 16 non-core markets throughout the United States (dollar amounts in millions):

	2001

Month of venture formation	March	May (1)
Number of apartment communities in the ventures	12	15
Archstone ownership percentage	25%	25%
Investor partner ownership percentage	75%	75%
Aggregate fair value of apartment communities	$310.0	$339.5
Aggregate net book value of apartment communities	268.5	301.4
Aggregate net book value of debt and other liabilities assumed by the venture	18.5	16.8
Aggregate amount of mortgages obtained by the venture	202.0	225.3
Cash contributions by investor partner	71.3	82.0
Cash distributions to Archstone upon contribution of operating communities	267.4	297.5
Aggregate net book value of communities contributed, less debt and liabilities assumed by the venture	250.0	284.6
Gain recognized	17.4	12.9
Gain deferred(2)	$23.8	$27.3

(1)	Reflects the formation of two joint ventures. One of the joint ventures formed in May includes two operating communities sold to the joint venture by Ameriton or its affiliates. The fair value and net book value related to these communities were $40.9 million and $33.9 million, respectively. In accordance with GAAP, no gain was recognized by Archstone-Smith on these two transactions.

(2)	As of December 31, 2002, the remaining deferred gains were $46.2 million for the joint ventures formed in March and May 2001.

      For financial reporting purposes, we accounted for the transactions as a partial disposition of communities. As a result of our continuing economic interest in the joint ventures formed in 2001, we deferred the recognition of gains as outlined above and reduced the carrying value of our investment on the date of formation to zero. Gains on these transactions have been recorded using the cost recovery method of accounting. The cost recovery method results in application of cash proceeds from the partial disposition to the carrying value of the entire asset as if a 100% interest were sold. Under the cost recovery method, gain is recognized only to the extent that such proceeds exceed the entire carrying value. Generally, the deferred gains noted above will be recognized in future periods in the event of a sale of the related assets to a third party. A portion of the deferred gain may also be recognized as income from unconsolidated real estate entities to the extent that our net investment recorded using the equity method of accounting is reduced to an amount less than zero. This could result from cash distributions exceeding our share of joint venture income in a reporting period. The ventures formed in 2001 have a ten-year life with flexible liquidation terms to ensure an orderly disposition of the communities based on prevailing market conditions. Cash distributions to the joint venture partners are paid quarterly. The venture partners have no ongoing capital commitments and no

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation to repay cash distributions. We receive management fees for managing the ventures and communities.

      In June and July of 2000, we formed two joint ventures with another institutional investor. The ventures were formed through our contribution of a total of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. The investor contributed a total of $66.7 million of cash for an 80% ownership interest in each of the ventures. The ventures also obtained an aggregate of $153.7 million in mortgage loans from Freddie Mac secured by the 11 communities. We maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. For financial reporting purposes, we accounted for the transactions as a partial disposition of the communities, which resulted in recognition of an aggregate net gain of $13.3 million. At formation, we only recognized 80% of the total gain, due to the 20% continuing ownership interest in the joint ventures. The ventures have a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. We receive management fees for managing the communities and the ventures.

     Summary Financial Information

      Combined summary balance sheet data for our investments in unconsolidated entities follows (in thousands):

	2002	2001

Assets:
Real estate	$1,582,145	$1,403,902
Other assets	69,575	282,255

Total assets	$1,651,720	$1,686,157

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$149,627	$211,839
Mortgages payable	923,205	800,193
Other liabilities	69,354	126,250

Total liabilities	1,142,186	1,138,282

Owners’ equity	509,534	547,875

Total liabilities and owners’ equity	$1,651,720	$1,686,157

      Selected summary results of operations for our significant unconsolidated investees presented on a stand-alone basis follows (only periods with reportable activity are presented):

						Real Estate
	Ameriton			Service Businesses		Joint Ventures			Totals

	2002	2001	2000	2002	2001	2002	2001	2000	2002	2001	2000

Total revenues	$53,470	$44,364	$22,218	$432,193	$79,246	$145,054	$97,338	$16,134	$630,717	$220,948	$38,352

Net earnings	$19,689	$11,518	$4,533	$5,227	$2,885	$16,388	$10,130	$(243)	$41,303	$24,533	$4,290

      Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of net earnings in the unconsolidated investees; (ii) the impact of eliminating inter-company transactions; (iii) adjustments to depreciation and amortization expense resulting from applying purchase accounting in connection with the Smith Merger; (iv) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures; and (v) a gain on the sale of CES, as previously discussed.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)     Borrowings

     Unsecured Credit Facilities

      We have a $700 million unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The $700 million facility matures in December 2003 and has a one-year extension feature, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $350 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.

      The following table summarizes our revolving credit facility borrowings on our $700 million line of credit (in thousands, except for percentages):

	Years Ended
	December 31,

	2002	2001

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at December 31.	348,500	173,000
Outstanding letters of credit under this facility	11,890	35,791
Weighted average daily borrowings	248,398	52,575
Maximum borrowings outstanding during the period	465,000	250,000
Weighted average daily nominal interest rate	2.26%	5.31%
Weighted average daily effective interest rate(1)	3.08%	9.76%

(1)	The higher effective interest rate during 2001 was due to the amortization of fixed credit facility fees over the relatively low average outstanding balance during the year.

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate agreed to at the time of borrowing and ranged from 1.90% to 2.45% during 2002. At December 31, 2002 and 2001, there were $17.1 million and $15.6 million of borrowings outstanding under this agreement, respectively.

     Long-Term Unsecured Debt

      In February 2002, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes with an effective interest rate of 6.6% from its shelf registration statement. In May 2002, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $422.8 million (for a total of $800 million) in unsecured debt securities. These registration statements were declared effective in June 2002. In August 2002, the Operating Trust issued $300 million in long-term unsecured senior five-year notes with an effective interest rate of 5.2% from its shelf registration statement. In November 2002, the Operating Trust issued $35 million in long-term unsecured five-year senior notes with an effective interest rate of 4.9% from its shelf registration statement. As of December 31, 2002, the Operating Trust had $465 million available in debt shelf registered securities which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our Long-Term Unsecured Debt outstanding at December 31, 2002 and 2001 follows (dollar amounts in thousands):

			Balance at	Balance at	Average
		Effective	December 31,	December 31,	Remaining Life
Type of Debt	Coupon Rate(1)	Interest Rate(2)	2002	2001	(Years)

Long-term unsecured senior notes	6.93%	7.06%	$1,692,727	$1,255,537	5.93
Unsecured tax-exempt bonds	2.03%	2.26%	83,376	78,353	26.42

Total/average	6.70%	6.83%	$1,776,103	$1,333,890	6.89

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

      The $1.7 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity in 2029 (see — Scheduled Debt Maturities). The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

     Mortgages Payable

      In connection with the Smith Merger, we acquired approximately $1.4 billion of mortgages payable, at fair value, with interest rates ranging from 6.10% to 8.51% and maturities from July 2004 to October 2027. We repaid or refinanced an aggregate $553.1 million in mortgages payable during 2002 in order to release the mortgages, free up $993.7 million of previously encumbered assets and increase our unencumbered asset pool. Due to the costs associated with early retirement of this debt, we recorded an extraordinary item of $34.4 million, net of $4.2 million minority interest, in 2002. Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see — Scheduled Debt Maturities). A summary of mortgages payable outstanding at December 31, 2002 follows (dollar amounts in thousands):

		Principal Balance(2) at
		December 31,
	Effective Interest
	Rate(1)	2002	2001

Fannie Mae secured debt(3)	6.48%	$540,364	$661,764
Freddie Mac secured line of credit(4)	2.51%	10,725	163,768
Conventional fixed rate	6.47%	1,054,750	1,266,569
Tax-exempt fixed rate	7.26%	7,035	7,216
Tax-exempt floating rate	2.31%	325,103	207,716
Other	3.80%	22,850	23,500

Total/average mortgage debt	5.75%	$1,960,827	$2,330,533

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable, as of December 31, 2002.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $69.7 million and $83.5 million at December 31, 2002 and 2001, respectively.

(3)	Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae’s approval.

(4)	The Freddie Mac facility was assumed in connection with the Smith Merger and provides for maximum borrowings of up to $300 million if we have sufficient collateral in place. Borrowings under the Freddie Mac facility bear interest at a floating rate over LIBOR based on debt service coverage ratios. The facility expires on May 31, 2010. In January 2002, one of our real estate properties was released from the collateral pool, leaving one asset collateralizing this facility.

      The change in mortgages payable during 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Balance at January 1.	$2,330,533	$875,804
Mortgages assumed in Smith Merger	9,905	1,393,057
Mortgage assumptions related to property acquisitions	195,637	167,289
Regularly scheduled principal amortization	(11,181)	(4,820)
Prepayments, final maturities and other	(564,067)	(100,797)

Balance at December 31.	$1,960,827	$2,330,533

     Scheduled Debt Maturities

      Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

		Mortgages Payable

		Regularly
	Long-Term	Scheduled	Final
	Unsecured	Principal	Maturities
	Debt	Amortization	and Other	Total

2003	$171,250	$11,719	$40,913	$223,882
2004	51,250	13,850	37,877	102,977
2005	251,250	14,946	10,061	276,257
2006	51,250	15,043	277,364	343,657
2007	386,250	15,559	119,151	520,960
Thereafter(1)	864,853	229,338	1,175,006	2,269,197

Total	$1,776,103	$300,455	$1,660,372	$3,736,930

(1)	The average annual principal payments due from 2008 to 2022 are $140.2 million per year.

      The $700 million unsecured credit facility matures in December 2003 and has a one-year extension option.

     Other

      Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2002. See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)     Distributions to Shareholders

      To maintain our status as a REIT, we are generally required to distribute at least 90% of our taxable income (95% for taxable years ending prior to January 1, 2001). The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. At its December 2002 Board meeting, the Board announced an anticipated increase in the annual distribution from $1.70 to $1.71 per Common Share.

      The following table summarizes the cash dividends paid per share on Common Shares and Preferred Shares during 2002, 2001 and 2000:

	2002	2001	2000

Common Shares and A-1 Units	$1.70	$1.64	$1.54
Series A Preferred Shares	2.29	2.21	2.07
Series B Preferred Shares(1)	—	0.79	2.25
Series C Preferred Shares(2)	1.38	2.16	2.16
Series D Preferred Shares	2.19	2.19	2.19
Series H Preferred Shares(3)	3.36	—	—
Series I Preferred Shares(3),(4)	7,660.00	—	—
Series J Preferred Shares(3),(5)	1.71	—	—
Series K Preferred Shares(3)	3.36	—	—
Series L Preferred Shares(3)	3.36	—	—

(1)	All of the outstanding Series B Preferred Shares were redeemed on May 7, 2001. The cash dividend paid for the period from January 1, 2001 to May 7, 2001 was $0.79 per share.

(2)	The Series C Preferred Shares were redeemed at liquidation value, plus accrued and unpaid distributions, on August 20, 2002.

(3)	Series H, I, J, K and L did not exist before the Smith Merger.

(4)	The Series I Preferred Shares have a par value of $100,000.

(5)	The Series J Preferred Shares were converted into Common Shares on July 13, 2002.

(8)     Shareholders’ Equity

     Shares of Beneficial Interest

      Our Declaration of Trust authorizes us to issue 450,000,000 shares with a par value of $0.01 per share. Our Declaration of Trust allows us to issue Common Shares, preferred shares and such other shares of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

     Preferred Share Redemption and Conversions

      In August 2002, we redeemed Series C Preferred Shares at liquidation value, plus accrued and unpaid distributions for a total of $49.7 million. In July 2002, we converted Series J Preferred Shares to Common Shares. In May 2001, we redeemed and retired all outstanding shares of Series B Preferred Shares at the liquidation preference of $25 per share, plus accrued and unpaid dividends, for a total of $104.7 million.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Share Repurchase

      In the fourth quarter of 2002, Archstone-Smith repurchased 668,900 Common Shares for an average price of $22.97 per share. In February 2001, Archstone facilitated the liquidation of Security Capital’s ownership of Common Shares. Of the 31.8 million Common Shares held by Security Capital prior to the transaction, we purchased 2.3 million shares from Security Capital at $22.08 per share and 29.5 million shares were sold to the public in an underwritten secondary offering.

     Preferred Shares

      A summary of our Convertible Preferred Shares outstanding at December 31, 2002 and 2001, including their significant rights, preferences, and privileges follows:

				Annual	December 31,
	Redemption	Conversion	Liquidation	Dividend Rate
Description	Date	Ratio	value	Per Share	2002	2001

					(Amounts in thousands)
Series A Preferred Shares; 2,926,835 and 3,154,035 shares issued and outstanding at December 31, 2002 and 2001, respectively(1)(2)(3)	11/30/03	1.3469	$25.00	$2.29	$73,171	$78,851
Series H Preferred Shares; 2,640,325 shares issued and outstanding at December 31, 2002 and December 31, 2001(1)(3)	05/15/03	1.975	27.08	3.36	71,500	71,500
Series J Preferred Shares; 684,931 shares issued and outstanding at December 31, 2001(4)	—	—	—	—	—	25,000
Series K Preferred Shares; 666,667 shares issued and outstanding at December 31, 2002 and December 31, 2001(1)(3)	10/01/04	1.975	37.50	3.36	25,000	25,000
Series L Preferred Shares; 641,026 shares issued and outstanding at December 31, 2002 and December 31, 2001(1)(3)	11/05/05	1.975	39.00	3.36	25,000	25,000

					$194,671	$225,351

(1)	The dividend is calculated as the higher of the annual dividend rate per share, or the dividend on Common Shares as if converted. The dividend reflected here is the actual dividend that would be paid based on the current Common Share dividend.

(2)	During 2002, 2001 and 2000 approximately 227,000, 152,000 and 399,000 of Series A Preferred Shares were converted into approximately 306,000, 205,000 and 538,000 Common Shares, respectively.

(3)	Series A, H, K and L may be redeemed for cash at our option, in whole or in part, at the redemption price equal to the liquidation value plus accrued dividends.

(4)	The Series J Preferred Shares were converted into Common Shares on July 13, 2002.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our Perpetual Preferred Shares outstanding at December 31, 2002 and 2001, including their significant rights, preferences, and privileges follows:

			Annual	December 31,
	Redemption	Liquidation	Dividend Rate
Description	Date(1)	Value	Per Share	2002	2001

				(Amounts in thousands)
Series C Preferred Shares; 1,966,715 shares issued and outstanding at December 31, 2001(2)	—	$—	$—	$—	$49,168
Series D Preferred Shares; 1,974,806 and 1,983,816 shares issued and outstanding at December 31, 2002 and 2001, respectively(1)	08/06/04	25.00	2.19	49,370	49,595
Series I Preferred Shares; 500 shares issued and outstanding at December 31, 2002 and 2001, respectively(1)	02/01/28	100,000	7,660	50,000	50,000

				$99,370	$148,763

(1)	Series D and I Preferred Shares may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any, on or after the redemption dates indicated.

(2)	Series C Preferred Shares were redeemed at liquidation value, plus accrued and unpaid dividends, on August 20, 2002.

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

     Dividend Reinvestment and Share Purchase Plan

      Our Dividend Reinvestment and Share Purchase Plan was designed and implemented to increase ownership in the company by private investors. Under the plan, holders of Common Shares and A-1 Common Units have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market prices, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to directly purchase additional Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring our approval. We have not granted approvals for any purchases above the $5,000 threshold since inception of the plan. In April 2002, we filed a

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration statement with the Securities and Exchange Commission registering the offering of 3,556,267 Common Shares pursuant to the terms of the plan. As of December 31, 2002 we had 1,933,334 Common Shares left to issue under this plan.

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

      Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our eligibility to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification as a REIT is advantageous to shareholders.

     Purchase Rights

      On August 31, 2001 the Board declared a dividend on the outstanding Common Shares of one preferred share purchase right for each Common Share to be paid to the holders of record on the effective date of the reorganization of Archstone into an UPREIT. The holders of Common Shares issued in the merger and any additional Common Shares issued after the merger and before the redemption or expiration of the preferred share purchase rights are entitled to receive one preferred share purchase right for each such additional Common Share. Each preferred share purchase right entitles the holder in various circumstances to purchase from Archstone-Smith one one-hundredth of a Series B junior participating preferred share at a price of $75 per one one-hundredth of a Series B junior participating preferred share, subject to adjustment to prevent dilution. Preferred share purchase rights are exercisable when a person or group of persons acquires 15% of the outstanding Common Shares or announces a tender offer or exchange offer for 15% or more of the outstanding Common Shares. In some circumstances, each preferred share purchase right entitles the holder to purchase, at the preferred share purchase right’s then current exercise price, a number of Common Shares having a market value of twice the preferred share purchase right’s then current exercise price. The acquisition of Archstone-Smith pursuant to specified mergers or other business transactions would entitle each holder of a preferred share purchase right to purchase, at the then current exercise price of the preferred share purchase right, a number of the acquiring company’s common shares having a market value at the time equal to twice the preferred share purchase right’s exercise price. The preferred share purchase rights held by 15% shareholders would not be exercisable. The preferred share purchase rights will expire on August 31, 2011. All, but not less than all of the preferred share purchase rights may be redeemed at a price of $0.001 per preferred share purchase right, payable in cash, shares or any other form of consideration determined by the Board.

     Shelf Registration

      In May 2002, we filed a shelf registration statement on Form S-3 to register $500 million in equity securities, which can be issued in the form of Common or Preferred Shares and is still available as of December 31, 2002.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Minority Interest

      Minority interest consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

A-1 Common Units	$484,049	$499,876
DownREIT Perpetual Preferred Units	61,180	73,180
DownREIT OP Units(1)	—	18,747
Other minority interests	2,600	2,600

Total	$547,829	$594,403

(1)	In August 2002, the Operating Trust converted all of the outstanding DownREIT operating units into A-1 Common Units.

     A-1 Common Units

      As of December 31, 2002 and December 31, 2001, we owned an 88.0% and 87.3% majority interest in the Operating Trust, respectively. In connection with the Smith Merger, the Operating Trust issued approximately 25.5 million A-1 Common Units to former Smith Partnership unitholders. These units are redeemable at the option of the A-1 Common Unitholders. The Operating Trust has the option of redeeming the A-1 Common Units with cash or with Common Shares. The A-1 Common Units are entitled to the same dividend as Common Shares. The A-1 Common Unitholder’s aggregate minority interest in the Operating Trust was approximately 12.0% and 12.7% at December 31, 2002 and 2001, respectively. During the twelve months ended December 31, 2002, Class A-1 Common Units of 2,100,638 were redeemed for Common Shares.

      In April 2002, the Operating Trust issued 339,727 Class B Common Units of the Operating Trust as partial consideration for a real estate acquisition. In April 2002, Archstone-Smith issued 149,319 unregistered Common Shares in exchange for 149,319 Class B Common Units previously issued. In August 2002, the Operating Trust converted 870,523 of DownREIT operating units into A-1 Common Units in connection with the merger with its DownREIT Operating Partnerships.

     Perpetual Preferred Units

      At various dates, consolidated subsidiaries of Archstone-Smith issued perpetual preferred units to limited partners in exchange for cash. Unless redeemed, the units are convertible into Operating Trust preferred shares and then into a specified series of Archstone-Smith non-convertible perpetual preferred shares after

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain dates. Following is a summary of outstanding DownREIT Perpetual Preferred Units as of December 31, 2002 and 2001:

				Amounts in
				Thousands
				December 31,
			Annual Dividend
Description	Redemption Date(1)	Liquidation Value	Rate Per Share	2002	2001

Series E Perpetual Preferred Units; 1,120,000 and 1,600,000 Units issued and outstanding at December 31, 2002 and 2001(2)(3)	08/13/04	$25.00	$2.09	$27,123	$39,123
Series F Perpetual Preferred Units; 800,000 Units issued and outstanding at December 31, 2002 and 2001(2)	09/27/04	25.00	2.03	19,464	19,464
Series G Perpetual Preferred Units; 600,000 Units issued and outstanding at December 31, 2002 and 2001(2)	03/03/05	25.00	2.16	14,593	14,593

				$61,180	$73,180

(1)	The shares are redeemable, at our option, in whole or in part, at the liquidation preference plus unpaid dividends on or after the dates indicated here.

(2)	In August 2002, 3,000,000 DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units.

(3)	In September 2002, 480,000 of the Series E Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends.

(10)     Benefit Plans

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

      No more than 20,000,000 share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1,000,000 share or option awards in any one-year period. As of December 31, 2002, Archstone-Smith had 6,325,331 share awards available for future grants. The plan has a ten-year term.

     Share Options and Trustee Options

      The exercise price of each employee share option granted is equal to the fair market value at the close of business on the day immediately preceding the date of grant. The share options awarded through mid-2001 generally vest at a rate of 25% per year; options granted after mid-2001 generally vest at the rate of 33 1/3% a year.

      Additionally, Archstone-Smith has authorized 400,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options is equal to the average of the high and low prices on the date of grant. All of the options granted to Outside Trustees prior to 1999 have a five-year term and are exercisable in

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or in part at any time. The options issued to Outside Trustees subsequent to 1998 have a DEU feature, a 10-year term and vest over a four-year period.

      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of the company. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2002, the aggregate outstanding balances on these notes were approximately $2.0 million. In an effort to eliminate all employee loans, Archstone-Smith made an offer to the remaining participants of this plan to repurchase their Common Shares as of December 27, 2002, using the closing price of Archstone-Smith Common Shares on that date. The proceeds of the repurchase were used to pay off the outstanding loan balance, with any excess going to the participant. In addition, the participant received one fully vested and exercisable option for each share that was repurchased, with a term not to exceed the remaining term on the promissory note for the outstanding loan. A total of 81,685 Common Shares were repurchased for a total of $1.9 million.

      A summary of all share options outstanding at December 31, 2002 follows:

		Exercise Prices			Weighted-Average
	Number of				Remaining
	Options	Range	Average	Expiration Date	Contractual Life

Matching options under the 1997 employee share purchase program	792,244	$21.19-$23.34	$22.20	2007-2008	4.74 years
Share options with DEUs	1,261,122	$19.00-$23.34	20.54	2007-2009	6.04 years
Share options without DEUs	4,733,182	$22.56-$28.86	24.76	2003-2012	9.01 years
Outside Trustees	76,250	$22.13-$23.95	23.01	2003-2011	6.97 years
Exchanged options	2,373,564	$12.16-$23.18	18.86	2004-2011	6.91 years

Total	9,236,362	$12.16-$28.86	$22.44

      A summary of the status of our share option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

			Number of
	Number of	Weighted Average	Options
	Options	Exercise Price	Exercisable

Balance/ Average at December 31, 1999.	4,196,414	$21.36	873,325

Granted	1,259,776	24.51
Exercised	(371,333)	21.49
Forfeited	(931,644)	21.40

Balance/ Average at December 31, 2000.	4,153,213	$22.29	1,182,120

Granted	1,236,560	26.30
Smith Merger replacement options	3,338,220	18.41
Exercised	(404,254)	26.02
Forfeited	(216,111)	22.42

Balance/ Average at December 31, 2001.	8,107,628	$21.33	5,131,390

Granted	2,680,143	24.15
Exercised	(1,210,890)	26.28
Forfeited	(340,519)	23.94

Balance/ Average at December 31, 2002.	9,236,362	$22.44	5,314,210

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restricted Share Unit Awards

      During 2002, 2001 and 2000 we awarded 331,048, 168,066 and 131,942 RSUs with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 32,141 have been forfeited. Ten thousand RSUs with a DEU feature were awarded to trustees under the equity plan for Outside Trustees, none of which has been forfeited. Each RSU is subject to certain vesting provisions, and upon settlement provides the holder with one Common Share. The RSUs and related DEU feature vest at 20%-50% per year over a two to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

     Dividend Equivalent Units

      Under the modified long-term incentive plan, participants who are awarded RSUs may be credited with DEUs equal to the amount of dividends paid on Common Shares with respect to such awards. The DEUs are awarded annually each year and vest under substantially the same terms as the underlying share options or RSUs.

      DEUs credited in relation to share options are calculated by taking the average number of share options held at each record date and multiplying by the difference between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor’s 500 Stock Index. DEUs credited in relation to RSUs are calculated by taking the average number of RSUs held at each record date and multiplying by the average annual dividend yield on Common Shares. DEUs credited in relation to existing DEUs are calculated by taking the number of DEUs at December 31 and multiplying by the average annual dividend yield on Common Shares.

      As of December 31, 2002, there were a total of 241,434 DEUs outstanding awarded to 90 holders of share options and RSUs. The outstanding DEUs were valued at $5.7 million on December 31, 2002 based upon market price of the Common Shares on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period. The matching options granted in connection with the 1997 employee purchase program and all of the employee options granted after 1999 (including the converted Smith Residential options) do not have a DEU feature.

     401(k) Plan and Nonqualified Deferred Compensation Plan

      In December 1997, the Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Contributions by employees to the 401(k) plan are subject to federal limitations. The matching employer contributions are made in Common Shares, which vest between years of service at 20% per year. The Smith Residential nonqualified deferred compensation plan and the outside trustees deferred fee plan were merged into our existing nonqualified savings plan to form a new on-going nonqualified deferred compensation plan on January 1, 2002. Generally, the deferred compensation plan permits only deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.

     Deferral of Fees by Non-Employee Trustees

      Pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees are accrued based on the amount that would be payable if he had used the cash to purchase Common Shares on the date the fee was credited and

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinvested any dividends received during the deferral period into additional phantom Common Shares. Dividends can be deferred up to the date the Trustee ceases to serve on the Board and are payable in Common Shares. Alternatively, the Trustee can elect to have his or her deferred fees invested in one or more of the investment funds that are otherwise available under the deferred compensation plan, which amounts are payable only in cash.

(11)     Financial Instruments and Hedging Activities

     Fair Value of Financial Instruments

      At December 31, 2002 and 2001, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31, 2002		Balance at December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Borrowings:
Unsecured credit facilities	$365,578	$365,578	$188,589	$188,589
Long-Term Unsecured Debt	1,776,103	1,969,102	1,333,890	1,344,917
Mortgages payable	1,960,827	1,838,611	2,330,533	2,330,149
Interest rate contracts:
Interest rate swaps	$(1,235)	$(1,235)	$(770)	$(770)
Interest rate caps	3	3	20	20

      All publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. During 2001, we concluded that our investments in private service and technology companies were impaired due to the investees’ financial position. Since the decline was other than temporary, we recorded a $12.2 million provision for possible loss on investments during the year ended December 31, 2001.

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

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Upon adoption of SFAS No. 133/138, on January 1, 2001 we recorded a net transition loss of $205,000 in other expense and a net transition unrealized gain of $3.8 million in other comprehensive income, related to the cumulative effect of an accounting change. In addition, for the years ended December 31, 2002 and 2001 we recorded a $20,000 and $490,000 charge, respectively, to other expense related to the change in time value of our interest rate caps. During the years ended December 31, 2002 and 2001 we recorded a net charge of $311,868 and $19,000, respectively, to interest expense relating to an interest rate swap designated as a cash flow hedge that was more than 100% effective at offsetting interest rates on the underlying hedged debt. As a matter of policy, we pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

      The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments, as of December 31, 2002 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$34,508	2006	$3
Interest rate swaps	150,000	2005	(13,361)

Total cash flow hedges	$184,508	2005-2006	$(13,358)

Fair value hedges:
Interest rate swaps	$104,005	2006-2008	$11,050
Total rate of return swaps	69,756	2004-2007	1,076

Total fair value hedges	$173,761	2004-2008	$12,126

Total hedges	$358,269	2004-2008	$(1,232)

(12)     Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data (in thousands, except per share amounts) for 2002 and 2001 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to changes in the number of Common Shares outstanding from quarter to quarter.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
					Year Ended
	3-31(1)	6-30(1)	9-30(1)	12-31(1)	12-31(1)

2002:
Total revenues	$250,589	$260,160	$271,489	$300,053	$1,082,291

Earnings from operations	62,593	64,268	62,857	86,572	276,290
Gains on dispositions of depreciated real estate, net(2)	1,281	23,263	3,399	8,007	35,950
Less minority interest:
Perpetual preferred units	1,567	1,567	1,567	1,316	6,017
Convertible operating partnership units(3)	6,276	8,827	9,053	10,351	34,683
Plus net earnings from discontinued operations	3,105	15,863	7,967	46,743	73,678
Less extraordinary item, net(3)	—	9,074	653	20,486	30,155
Less Preferred Share dividends	8,759	8,681	7,702	7,043	32,185

Net earnings attributable to Common Shares — Basic(3)	$50,377	$75,245	$55,248	$102,126	$282,878

Net earnings per Common Share:
Basic	$0.29	$0.43	$0.31	$0.56	$1.59

Diluted	$0.29	$0.42	$0.31	$0.56	$1.58

2001:
Total revenues	$163,572	$149,295	$151,422	$215,256	$679,545

Earnings from operations	34,897	40,121	36,668	52,307	163,993
Gains on dispositions of depreciated real estate, net(2)	35,051	35,470	9,767	19,985	100,273
Less minority interest:
Perpetual preferred units	1,567	1,567	1,568	1,567	6,269
Convertible operating partnership units(3)	370	370	370	6,534	8,929
Plus net earnings from discontinued operations	2,684	2,682	2,871	2,803	11,040
Less extraordinary item, net(3)	—	—	—	2,078	2,230
Less Preferred Share dividends	6,307	4,904	3,913	7,153	22,277

Net earnings attributable to Common Shares — Basic(3)	$64,388	$71,432	$43,455	$57,763	$235,601

Net earnings per Common Share:
Basic	$0.53	$0.59	$0.36	$0.37	$1.81

Diluted	$0.52	$0.58	$0.36	$0.37	$1.79

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(2)	Excludes gains on properties included in net earnings from discontinued operations.

(3)	Due to the quarterly pro-rata calculation of minority interest, the sum of the quarterly amounts do not equal the year to date total.

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)     Segment Data

      We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. We rely primarily on NOI for purposes of making decisions about allocating resources and assessing segment performance.

      Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,

	2002	2001	2000

Reportable apartment communities segment revenues:
Garden communities	$628,637	$591,816	$642,902
High-rise properties	366,804	56,480	—
Other non-reportable operating segment revenues	86,850	31,249	38,796

Total segment and consolidated revenues	$1,082,291	$679,545	$681,698

	Years Ended December 31,

	2002	2001	2000

Reportable apartment communities segment NOI:
Garden communities	$416,093	$400,030	$431,953
High-rise properties	217,904	36,372	—
Other non-reportable operating segment NOI	3,004	3,597	4,094

Total segment NOI	637,001	439,999	436,047

Reconciling items:
Income from unconsolidated entities	73,075	14,375	2,752
Other income	11,467	12,768	31,938
Depreciation on real estate investments	(192,447)	(123,308)	(135,465)
Interest expense	(194,955)	(130,027)	(134,999)
General and administrative expenses	(43,340)	(26,503)	(23,157)
Provision for possible loss on investments	—	(14,927)	(5,200)
Other expenses	(14,511)	(8,384)	(3,936)

Consolidated earnings from operations	$276,290	$163,993	$167,980

	Year Ended December 31,

	2002	2001

Reportable operating communities segment assets:
Garden communities	$4,731,919	$4,649,561
High-rise properties	3,500,900	3,188,074
Other non-reportable operating segment assets	34,755	31,585

Total segment assets	8,267,574	7,869,220

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001

Reconciling items:
Investment in and advances to unconsolidated entities	346,946	437,365
Cash and cash equivalents	12,846	7,027
Restricted cash in tax-deferred exchange escrow	—	120,421
Other assets	227,702	115,882

Consolidated total assets	$8,855,068	$8,549,915

      Total capital expenditures for garden communities were $56.3 million and $36.3 million for the years ended December 31, 2002 and 2001, respectively. Total capital expenditures for high-rise properties were $136.3 million and $23.0 million for the years ended December 31, 2002 and 2001, respectively.

(14)     Income Taxes

      Substantially all of our income is derived through the Operating Trust. The Operating Trust has elected to be treated as a partnership for federal income tax purposes. Accordingly, the Operating Trust’s income is not subject to federal income taxes. We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income (95% for tax years ending on or prior to December 31, 2000). As a REIT, we are generally not subject to corporate level federal income taxes on net income we distribute to our shareholders. Accordingly, no provision for income taxes is included in the accompanying Consolidated Statements of Earnings. If we fail to qualify as a REIT in any taxable year, then we will be subject to income taxes at regular corporate rates. Even as a REIT, we may be subject to certain state, local and REIT specific federal taxes on our income and property.

      The following table reconciles net earnings to taxable income subject to dividend distribution requirement for the years ended December 31(in thousands):

	For the Year Ended December 31,

	2002	2001	2000

	(estimated)
GAAP net earnings	$315,063	$257,878	$261,385
Book to tax differences:
Gain on sale of CES(1)	(39,484)	—	—
Depreciation and amortization(2)	(13,813)	(5,722)	(7,311)
Gain or loss from capital transactions(3)	(2,294)	23,109	(29,077)
Deferred compensation and gain contingencies	15,300	—	—
Merger expenses	—	(21,673)	—
Other, net	4,055	3,991	1,772

Taxable income	278,827	257,583	226,769
Less: capital gains recognized	(75,013)	(111,052)	(73,574)

Taxable income subject to dividend distribution requirement	$203,814	$146,531	$153,195

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In December 2002, CES was sold to a third party. See Note 2 for details.

(2)	In January 1999, we began using accelerated depreciable lives for tax purposes. This change resulted in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This was partially offset by the Smith Merger in 2001 as GAAP depreciation expense for the Smith assets was based on fair value and tax depreciation was based on a lower historical tax basis.

(3)	The negative tax adjustment during 2000 was due to certain gains, which were included in GAAP earnings but were deferred through 1031 exchanges for tax purposes and therefore excluded from taxable net earnings. This was offset during 2001 as certain taxable gains were deferred according to GAAP (see Note 5).

      The following table provides a reconciliation between cash dividends paid and dividends deduction (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

	(estimated)
Taxable component of dividends paid	$334,322	$240,073	$226,597
Plus: dividends designated from following year	—	17,682	172
Less: dividends designated to prior year	(17,682)	(172)	—

Dividends paid deduction(1)	$316,640	$257,583	$226,769

(1)	Includes distribution of all ordinary income and capital gains.

      The following table summarizes the taxability of our dividends for the past three years:

	For the Year Ended
	December 31,

	2002	2001	2000

Ordinary income	78.0%	54.0%	68.0%
Capital gains(1)	22.0%	46.0%	32.0%

	100.0%	100.0%	100.0%

(1)	Includes 6.2%, 22.0% and 13.0% of unrecaptured section 1250 gains in 2002, 2001, and 2000, respectively.

(15)     Homestead Mortgage Notes

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

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)     Commitments and Contingencies

     Commitments

      At December 31, 2002 we had seven non-cancelable ground leases for certain apartment communities and buildings that expire between 2050 and 2095. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties operating results. Additionally, we lease certain office space under non-cancellable operating leases with fixed annual rental payments.

      The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2002 (in thousands):

2003	$7,879
2004	7,392
2005	6,368
2006	4,876
2007	4,877
Thereafter (2008-2095)	194,865

Total	$226,257

      See Note 3 for real estate related commitments.

     Guarantees and Indemnifications

      We have extended approximately $80.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

      In connection with the sale of CES, we have indemnified the buyer for certain representations and warranties contained in the sale contract. The indemnifications terminate on June 30, 2004, and while we do not believe it is probable that the indemnities will reach the maximum amount, the related liability is limited to a maximum exposure of $44.5 million with exceptions including third party claims, insurance, arbitration and environmental issues, each of which is without deduction or limitation. There are no recourse provisions available to us to recover any potential future payments from third parties.

      Except as noted above, we do not guarantee third-party debt incurred by our unconsolidated investees. Occasionally, the investees are required to guarantee their mortgages. However, such guarantees are fully non-recourse to the Operating Trust or to Archstone-Smith. All off-balance sheet contingent liabilities and all third-party debt incurred by our unconsolidated investees are fully non-recourse to us. As such, the extent of our exposure to financial losses is limited solely to our investment in each of the unconsolidated investees plus the unfunded amount of the $10 million Ameriton credit facility. See Note 5 for a summary of our investments in and advances to unconsolidated entities.

     Litigation and Contingencies

      For the year ended December 31, 2002, we have incurred and/or accrued a liability for approximately $30.8 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida. Of this amount, approximately $11.3 million represents amounts expensed during the

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second half of 2002 for the estimated cost of repairing or replacing residents’ property and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We are in the process of addressing this issue, and there are still considerable uncertainties that affect our ability to estimate the ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the issues, the extent of required remediation efforts and varying costs of alternative strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party environmental contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available.

      The company is also subject to litigation in connection with these issues. We intend to vigorously contest the claims asserted in the litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse outcome.

      We believe these costs are covered by our insurance policies and are pursuing recovery from our carriers. In addition, we believe there is a basis for other potential recoveries from third parties. As of December 31, 2002, no estimated recovery has been recorded because we have no basis for making such an estimate at this time. While mold issues have resulted in significant claims at only one of our properties to date, we can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.

      We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

      We are subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. We are not aware of any other environmental condition of any of our communities, which is likely to have a material effect on our financial condition or results of operations.

(17)     Supplemental Cash Flow Information

      Significant non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

(i)	We redeemed $41.7 million A-1 Common Units for Common Shares during the year ended December 31, 2002;

(ii)	Converted $25 million Series J Preferred Shares into Common Shares during the year ended December, 31, 2002;

(iii)	An accrual related to moisture infiltration and resulting mold remediation for $11.3 million at one of our high-rise properties in Southeast Florida during 2002;

(iv)	In April 2002, the Operating Trust issued 339,727 Class B Common Units of the Operating Trust as partial consideration for a real estate acquisition;

(v)	See Note 2 regarding the Smith Merger;

ARCHSTONE-SMITH TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

(vi)	We repurchased approximately 17.5 million Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million during the year ended December 31, 2000. See Note 15 for more information;

(vii)	In connection with the acquisition of apartment communities, we assumed mortgage debt of $195.6 million, $167.3 million and $71.0 million (excluding mortgage debt assumed in the Smith Merger) during the years ended December 31, 2002, 2001 and 2000, respectively;

(viii)	Holders of Series A Preferred Shares converted $5.7 million, $3.8 million and $10.0 million of their shares into Common Shares during the years ended December 31, 2002, 2001 and 2000, respectively;

(ix)	We entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $5.0 million and $19.7 million during the years ended December 31, 2001 and 2000, respectively;

(x)	We refinanced approximately $54.8 million in tax-exempt bonds during the year ended December 31, 2000.

(18)     Subsequent Events

     Sale of Smith Management Construction, Inc.

      Smith Management Construction, Inc. is a service business that we acquired in the Smith Merger in 2001, and prior to its sale had been reported as an unconsolidated entity in our financial statements. SMC provides construction management and building maintenance services. On February 12, 2003, Archstone-Smith sold SMC to members of SMC’s senior management. The sale will be recorded in the first quarter of 2003 and is not expected to have a material effect on the financial results of the company.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders

Archstone-Smith Trust:

      Under date of January 24, 2003, except as to Note 18 which is as of February 12, 2003, we reported on the consolidated balance sheets of Archstone-Smith Trust (successor registrant to Archstone Communities Trust) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

KPMG LLP

Denver, Colorado

January 24, 2003

ARCHSTONE-SMITH TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002
(Dollar amounts in thousands)

			Initial Cost to Archstone-
			Smith Trust		Costs
					Capitalized
		Encum-		Buildings &	Subsequent to
	Units	brances	Land	Improvements	Acquisition

Apartment Communities:
East Division (garden communities):
Atlanta, Georgia	3,403	$71,171	$34,534	$195,690	$27,098
Austin, Texas	714	—	3,508	7,431	22,723
Boston, Massachusetts	1,967	40,705	194,576	56,976	34,251
Charlotte, North Carolina	668	—	5,945	16,489	24,218
Chicago, Illinois	3,912	87,764	159,036	143,651	14,160
Dallas, Texas	1,616	14,840	11,899	61,314	25,717
Denver, Colorado	2,620	26,116	20,693	50,777	127,905
Houston, Texas	1,408	27,360	16,391	22,993	34,001
Nashville, Tennessee	445	4,703	3,657	20,719	(706)
Greater NYC Metropolitan Area	160	—	5,775	1,225	28,486
Orlando, Florida	312	—	3,110	17,620	721
Raleigh, North Carolina	1,840	13,712	13,836	78,399	38,212
San Antonio, Texas	530	8,705	2,789	—	28,714
Southeast, Florida	1,786	—	16,307	72,683	43,320
Greater Washington, D.C. Metropolitan Area	10,120	226,823	328,786	668,497	164,436
West Coast, Florida	746	—	5,430	30,765	7,013

East Division Total	32,247	$521,899	$826,272	$1,445,229	$620,269
West Division (garden communities):
Albuquerque, New Mexico	1,491	$—	$11,238	$30,527	$34,925
Inland Empire, California:	1,884	17,284	178,161	243,921	(308,947)
Las Vegas, Nevada	896	—	15,020	85,133	(52,694)
Los Angeles, California	2,002	53,540	5,904	33,561	218,401
Orange County, California	1,647	48,190	127,547	51,703	(550)
Phoenix, Arizona	2,268	—	25,612	46,136	64,525
Portland, Oregon	826	—	15,974	19,943	17,282
Salt Lake City, Utah	776	7,035	5,780	—	48,521
San Diego, California	2,791	64,040	55,215	136,874	124,342
San Francisco, California	5,142	113,157	7,864	14,171	624,511
Seattle, Washington	3,230	28,354	37,339	99,114	128,257
Ventura County, California	1,247	—	13,526	53,473	59,765

West Division Total	24,200	$331,600	$499,180	$814,556	$958,338
Charles E. Smith Division (high rise properties):
Boston, Massachusetts	693	$64,054	$41,345	$121,883	$13,417
Chicago, Illinois	3,839	133,799	149,558	444,357	68,756
Southeast Florida	5,054	80,645	207,359	248,503	90,427
Greater NYC Metropolitan Area	630	137,986	72,340	154,735	2,773
Greater Washington, D.C. Metropolitan Area	11,325	690,844	561,856	1,231,411	136,605

Charles E. Smith Division Total	21,541	$1,107,328	$1,032,458	$2,200,889	$311,978

Total Apartment Communities- Operating and Under Construction	77,988	$1,960,827	$2,357,910	$4,460,674	$1,890,585

Other:
Development communities In Planning and Owned
Hotel, retail and other assets
Total real estate assets

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at December 31,
	2002

		Buildings &		Accumulated	Construction	Year
	Land	Improvements	Totals	Depreciation	Year	Acquired

Apartment Communities:
East Division (garden communities):
Atlanta, Georgia	$34,534	$222,788	$257,322	$38,612	1978-1999	1998-2001
Austin, Texas	3,508	30,154	33,662	6,850	1979-1996	1993
Boston, Massachusetts	194,576	91,227	285,803	19,182	1975-2002	1999-2002
Charlotte, North Carolina	5,945	40,707	46,652	4,247	1997-2001	1998
Chicago, Illinois	159,036	157,811	316,847	19,079	1968-1988	1999-2001
Dallas, Texas	11,899	87,031	98,930	16,373	1983-1998	1993-1998
Denver, Colorado	20,693	178,682	199,375	20,908	1981-2002	1992-2001
Houston, Texas	16,391	56,994	73,385	13,713	1972-1996	1994-1996
Nashville, Tennessee	3,657	20,013	23,670	3,335	1986	1998
Greater NYC Metropolitan Area	5,775	29,711	35,486	238	2001-2002	2000
Orlando, Florida	3,110	18,341	21,451	3,097	1988	1998
Raleigh, North Carolina	13,836	116,611	130,447	19,938	1985-1999	1998
San Antonio, Texas	2,789	28,714	31,503	6,750	1979-1996	1992-1993
Southeast, Florida	16,307	116,003	132,310	15,003	1986-2001	1998-1999
Greater Washington, D.C. Metropolitan Area	328,786	832,933	1,161,719	44,889	1941-2002	1998-2002
West Coast, Florida	5,430	37,778	43,208	6,572	1982-1988	1998

East Division Total	$826,272	$2,065,498	$2,891,770	$238,786
West Division (garden communities):
Albuquerque, New Mexico	$11,238	$65,452	$76,690	$16,086	1981-1996	1991-1996
Inland Empire, California:	178,161	(65,026)	113,135	17,373	1985-1990	1995-1997
Las Vegas, Nevada	15,020	32,439	47,459	8,068	1986	1995
Los Angeles, California	5,904	251,962	257,866	9,944	1985-2002	1998-2002
Orange County, California	127,547	51,153	178,700	18,107	1986-2002	1996-1999
Phoenix, Arizona	25,612	110,661	136,273	21,596	1980-2001	1993-1997
Portland, Oregon	15,974	37,225	53,199	7,993	1985-1998	1995-1996
Salt Lake City, Utah	5,780	48,521	54,301	5,608	1985-2000	1997
San Diego, California	55,215	261,216	316,431	29,057	1985-2001	1996-1998
San Francisco, California	7,864	638,682	646,546	67,440	1965-2002	1995-2000
Seattle, Washington	37,339	227,371	264,710	34,155	1986-2002	1995-1999
Ventura County, California	13,526	113,238	126,764	9,587	1985-2002	1997-1999

West Division Total	$499,180	$1,772,894	$2,272,074	$245,014
Charles E. Smith Division (high rise properties):
Boston, Massachusetts	$41,345	$135,300	$176,645	$4,347	1986-1998	2001
Chicago, Illinois	149,558	513,113	662,671	17,055	1969-2002	2001
Southeast Florida	207,359	338,930	546,289	10,631	1964-2000	2001
Greater NYC Metropolitan Area	72,340	157,508	229,848	2,991		2002
Greater Washington, D.C. Metropolitan Area	561,856	1,368,016	1,929,872	47,027	1923-2002	2001

Charles E. Smith Division Total	$1,032,458	$2,512,867	$3,545,325	$82,051

Total Apartment Communities- Operating and Under Construction	$2,357,910	$6,351,259	$8,709,169	$565,851

Other:
Development communities In Planning and Owned			89,501	—
Hotel, retail and other assets			40,151	5,396

Total real estate assets			$8,838,821	$571,247

SCHEDULE III

      The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone-Smith’s investment in real estate, at cost (in thousands):

	Year Ended December 31,

	2002	2001	2000

Carrying Amounts
Balance at January 1	$8,276,004	$5,058,910	$5,086,486

Apartment communities:
Apartment properties acquired in the Smith Merger	31,877	3,733,936	—
Acquisition-related expenditures	413,502	339,055	372,539
Redevelopment expenditures	152,389	39,136	37,547
Recurring capital expenditures	40,235	20,184	13,937
Development expenditures, excluding land acquisitions	195,809	185,988	228,819
Acquisition and improvement of land for development	53,165	48,120	68,308
Dispositions	(330,118)	(1,152,668)	(743,287)
Provision for possible loss on investments	(2,611)	(2,710)	(5,200)

Net apartment community activity	$554,248	$3,211,041	$(27,337)

Other:
Disposition of retail asset acquired in the Smith Merger	(5,990)	5,976	—
Change in other real estate assets	14,559	77	(239)

Net other activity	8,569	6,053	(239)

Balance at December 31.	$8,838,821	$8,276,004	$5,058,910

	December 31,

	2002	2001	2000

Accumulated Depreciation
Balance at January 1	$406,784	$375,672	$300,658
Depreciation for the year	199,971	132,126	143,694
Accumulated depreciation on real estate dispositions	(35,407)	(101,014)	(68,624)
Other	(101)	—	(56)

Balance at December 31.	$571,247	$406,784	$375,672

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. SCOT SELLERS R. Scot Sellers	Chairman of the Board, Chief Executive Officer and Trustee (principal executive officer)	February 28, 2003

/s/ CHARLES E. MUELLER, JR. Charles E. Mueller, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2003

/s/ MARK A. SCHUMACHER Mark A. Schumacher	Senior Vice President and Controller (principal accounting officer)	February 28, 2003

/s/ JAMES A. CARDWELL James A. Cardwell	Trustee	February 28, 2003

/s/ ERNEST A. GERARDI, JR. Ernest A. Gerardi, Jr.	Trustee	February 28, 2003

/s/ NED S. HOLMES Ned S. Holmes	Trustee	February 28, 2003

/s/ ROBERT P. KOGOD Robert P. Kogod	Trustee	February 28, 2003

/s/ JAMES H. POLK III James H. Polk III	Trustee	February 28, 2003

/s/ JOHN M. RICHMAN John M. Richman	Trustee	February 28, 2003

/s/ JOHN C. SCHWEITZER John C. Schweitzer	Trustee	February 28, 2003

/s/ ROBERT H. SMITH Robert H. Smith	Trustee	February 28, 2003

CERTIFICATIONS

I, R. Scot Sellers, certify that:

1.	I have reviewed this annual report on Form 10-K of Archstone-Smith Trust (the “registrant”).

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the years in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ R. SCOT SELLERS

R. Scot Sellers
Chairman and Chief Executive Officer

Date: February 28, 2003

CERTIFICATIONS

I, Charles E. Mueller, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Archstone-Smith Trust (the “registrant”).

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the years in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2003

INDEX TO EXHIBITS

      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description

3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)
3.2	Amended and Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
4.1	Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Annual Report on Form 10-K for the year ended December 31, 1993)
4.2	First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee (incorporated by reference to Exhibit 4.3 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Current Report on Form 8-K dated July 19, 1994)
4.3	Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))
4.4	Rights Agreement, dated as of August 31, 2001, by and between Archstone-Smith Trust and Mellon Investor Services, LLC, including the form of rights certificate (incorporated by reference to Exhibit 3.13 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.5	Form of Archstone-Smith Trust common share ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.6	Form of Archstone-Smith Trust share certificate for Series A Preferred Shares (incorporated by reference to Exhibit 3.4 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.8	Form of Archstone-Smith Trust share certificate for Series D Preferred Shares (incorporated by reference to Exhibit 3.6 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.9	Form of Archstone-Smith Trust share certificate for Series H Preferred Shares (incorporated by reference to Exhibit 3.7 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.10	Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.11	Form of Archstone-Smith Trust share certificate for Series J Preferred Shares (incorporated by reference to Exhibit 3.9 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.12	Form of Archstone-Smith Trust share certificate for Series K Preferred Shares (incorporated by reference to Exhibit 3.10 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

INDEX TO EXHIBITS — (Continued)

Number	Description

4.13	Form of Archstone-Smith Trust share certificate for Series L Preferred Shares (incorporated by reference to Exhibit 3.11 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.2	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.3	Amendment to 1996 Share Option Plan for Outside Trustees (incorporated by reference to Exhibit 4.6 to Archstone Communities Trust’s Registration Statement on Form S-8 (File No. 333-60815))
10.4	Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.5	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.6	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.7	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers
10.8	Credit Agreement, dated December 20, 2000, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and The Chase Manhattan Bank, as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 99.4 to Archstone Communities Trust’s Current Report on Form 8-K dated February 16, 2001)
10.9	Agreement and First Amendment, dated as of September 21, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.10	Agreement and Second Amendment, dated as of November 1, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.3 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.11	Parent Agreement, dated as of November 1, 2001, by and among Archstone-Smith Operating Trust and Chase Manhattan Bank, in its capacity as Agent for the lenders under the Credit Agreement, dated as of December 20, 2000, as amended, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.4 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.12	Master Credit Facility Agreement, dated as of December 1, 1998, by and among Archstone-Smith Operating Trust and ASN Multi-family Limited Partnership and Berkshire Mortgage Finance Limited Partnership (incorporated by reference to Exhibit 10.10 to Archstone Communities Trust’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.13	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))

INDEX TO EXHIBITS — (Continued)

Number	Description

10.14	Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.15	Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.16	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.17	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.18	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.19	Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. (“Smith Three”) and The Northwestern Mutual Life Insurance Company (“Northwestern”) (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.20	Guarantee of Recourse Obligations by Smith Three and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.3 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.21	Absolute Assignment of Leases and Rents between Smith Three and Northwestern (incorporated by reference to Exhibit 10.4 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.22	Promissory Note of Smith Three to Northwestern (incorporated by reference to Exhibit 10.5 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.23	Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. (“Smith Three D.C.”) and Northwestern (incorporated by reference to Exhibit 10.6 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.24	Guarantee of Recourse Obligations by Smith Three D.C. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.7 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.25	Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (incorporated by reference to Exhibit 10.8 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.26	Purchase Money Promissory Note of Smith Three D.C. to Northwestern (incorporated by reference to Exhibit 10.9 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.27	Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. (“Smith Two”), Smith Property Holdings Two (D.C.) L.P. (“Smith Two D.C.”) and Green Park Financial Limited Partnership (“Green Park”) (incorporated by reference to Exhibit 10.47 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

INDEX TO EXHIBITS — (Continued)

Number	Description

10.28	Supplemental Loan Agreement by and among Smith Property Holdings One L.P. (“Smith One D.C.”), Smith Property Holdings One (D.C.) L.P. (“Smith One D.C.”) and GMAC (incorporated by reference to Exhibit 10.13 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.29	Multi-family Note of Smith One to GMAC (incorporated by reference to Exhibit 10.14 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.30	Multi-family Note of Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.15 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.31	Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.16 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.32	Property Management Agreement by and between Smith One and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.17 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.33	Multi-family Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (incorporated by reference to Exhibit 10.18 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.34	Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (incorporated by reference to Exhibit 10.19 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.35	Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender. (incorporated by reference to Exhibit 99.1 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)
10.36	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.37	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.2 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.38	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
21	Subsidiaries of Archstone-Smith
23.1	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002