Form 10-Q
period 2003-03-31
ARCHSTONE SMITH TRUST
filed 2003-05-08
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      At April 30, 2003, there were approximately 182,141,907 of the Registrant’s Common Shares outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
PART II -- OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EX-12.1 Computation of Ratio of Earnings to Fixed
EX-12.2 Computation of Ratio of Earnings
EX-15.1 Letter from KPMG LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

		Page
Item	Description	Number

PART 1
1.	Financial Statements
	Condensed Consolidated Balance Sheets — March 31, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Earnings — Three months ended March 31, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income — Three months ended March 31, 2003 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	17
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3.	Quantitative and Qualitative Disclosures About Market Risk	28
4.	Controls and Procedures	28
PART II
1.	Legal Proceedings	28
6.	Exhibits and Reports on Form 8-K	29

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate	$8,784,599	$8,838,821
Less accumulated depreciation	608,027	571,247

	8,176,572	8,267,574
Investments in and advances to unconsolidated entities	391,684	346,946

Net investments	8,568,256	8,614,520
Cash and cash equivalents	14,041	12,846
Restricted cash in tax-deferred exchange escrow	48	—
Other assets	262,145	227,702

Total assets	$8,844,490	$8,855,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$409,610	$365,578
Long-Term Unsecured Debt	1,752,222	1,776,103
Mortgages payable	1,928,348	1,960,827
Dividends payable	3,808	81,228
Accounts payable, accrued expenses and other liabilities	247,354	279,685

Total liabilities	4,341,342	4,463,421

Minority interest	569,427	547,829

Shareholders’ equity:
Convertible Preferred Shares	194,666	194,671
Perpetual Preferred Shares	99,183	99,370
Common Shares (181,852,139 shares in 2003 and 180,705,795 shares in 2002)	1,819	1,807
Additional paid-in capital	3,715,153	3,696,465
Accumulated other comprehensive loss	(18,985)	(12,339)
Distributions in excess of net earnings	(58,115)	(136,156)

Total shareholders’ equity	3,933,721	3,843,818

Total liabilities and shareholders’ equity	$8,844,490	$8,855,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share amounts)
	(Unaudited)
Revenues:
Rental revenues	$234,118	$228,529
Income from unconsolidated entities	5,350	4,776
Other income	7,164	1,509

	246,632	234,814

Expenses:
Rental expenses	60,750	57,210
Real estate taxes	23,193	21,549
Depreciation on real estate investments	48,014	42,572
Interest expense	49,136	41,434
General and administrative expenses	12,182	9,885
Other expenses	2,063	1,812

	195,338	174,462

Earnings from operations	51,294	60,352
Plus: gains on dispositions of real estate investments	—	1,281
Less: minority interest	6,530	8,337

Net earnings before discontinued operations	44,764	53,296
Plus: net earnings from discontinued apartment communities	40,744	5,840

Net earnings	85,508	59,136
Less: Preferred Share dividends	7,042	8,759

Net earnings attributable to Common Shares — Basic	$78,466	$50,377

Weighted average Common Shares outstanding — Basic	181,378	175,128

Weighted average Common Shares outstanding — Diluted	193,546	176,659

Net earnings before discontinued operations per Common Share — Basic:
Net earnings before discontinued operations	$0.21	$0.26
Discontinued operations, net	0.22	0.03

Net earnings	$0.43	$0.29

Net earnings before discontinued operations per Common Share — Diluted:
Net earnings before discontinued operations	$0.21	$0.26
Discontinued operations, net	0.22	0.03

Net earnings	$0.43	$0.29

Dividends paid per Common Share	$0.4275	$0.4250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2003

	Convertible	Perpetual
	Preferred	Preferred
	Shares at	Shares at			Accumulated	Distributions
	Aggregate	Aggregate	Common	Additional	Other	in Excess of
	Liquidation	Liquidation	Shares at	Paid-in	Comprehensive	Net
	Preference	Preference	Par Value	Capital	Earnings/(Loss)	Earnings	Total

	(In thousands)
	(Unaudited)
Balances at December 31, 2002	$194,671	$99,370	$1,807	$3,696,465	$(12,339)	$(136,156)	$3,843,818
Comprehensive income:
Net earnings	—	—	—	—	—	85,508	85,508
Preferred Share dividends	—	—	—	—	—	(7,042)	(7,042)
Change in fair value of cash flow hedges	—	—	—	—	(10)	—	(10)
Change in fair value of marketable securities	—	—	—	—	(6,636)	—	(6,636)

Comprehensive income attributable to Common Shares							71,820

A-1 Common Units converted into Common Shares	—	—	8	15,624	—	—	15,632
Common Share repurchases	—	—	(6)	(13,157)	—	—	(13,163)
Preferred Share repurchases	—	(187)	—	(11)	—	—	(198)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	7	15,083	—	—	15,090
Other, net	(5)	—	3	1,149	—	(425)	722

Balances at March 31, 2003	$194,666	$99,183	$1,819	$3,715,153	$(18,985)	$(58,115)	$3,933,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net earnings	$85,508	$59,136
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	51,916	48,645
Gains on dispositions of depreciated real estate, net	(44,736)	(1,281)
Provision for possible loss on real estate investments	3,714	—
Minority interest	12,260	9,176
Change in other assets	(6,777)	(5,348)
Change in accounts payable, accrued expenses and other liabilities	(21,183)	(3,185)
Other, net	(395)	976

Net cash flow provided by operating activities	80,307	108,119

Investing activities:
Real estate investments	(83,069)	(140,047)
Change in investments in and advances to unconsolidated entities, net	11,288	(56,811)
Proceeds from dispositions, net of closing costs	129,356	19,239
Change in tax-deferred exchange escrow	(48)	45,019
Other, net	(31,857)	(17,563)

Net cash flow provided by (used in) investing activities	25,670	(150,163)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net of issuance costs	—	198,570
Payments on Long-Term Unsecured Debt	(18,750)	(12,500)
Principal prepayment of mortgages payable, including prepayment penalties	(30,236)	(100,295)
Regularly scheduled principal payments on mortgages payable	(2,501)	(2,266)
Proceeds from unsecured credit facilities, net	44,032	45,830
Proceeds from Common Shares issued under DRIP and employee stock options	20,544	4,292
Repurchase of Common Shares and Preferred Shares	(13,361)	—
Cash dividends paid on Common Shares	(77,927)	(74,312)
Cash dividends paid on Preferred Shares	(7,042)	(8,759)
Cash dividends paid to minority interests	(11,613)	(12,567)
Other, net	(7,928)	8,725

Net cash flow (used in) provided by financing activities	(104,782)	46,718

Net change in cash and cash equivalents	1,195	4,674
Cash and cash equivalents at beginning of period	12,846	7,027

Cash and cash equivalents at end of period	$14,041	$11,701

Significant non-cash investing and financing activities:
Apartment communities in development contributed to Ameriton	$56,026	$—
A-1 Common Units issued in exchange for land	33,355	—
Assumption of mortgages payable upon purchase of apartment communities	—	18,330
A-1 Common Units converted to Common Shares	15,632	10,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(Unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

Business

      Our business is conducted primarily through our majority owned subsidiary, Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 87.8% of the Operating Trust. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

Smith Merger

      In October 2001, Archstone Communities Trust converted into an UPREIT structure and became a wholly owned subsidiary of Archstone-Smith. Through a series of transactions, Archstone-Smith and Archstone merged with Charles E. Smith Residential Realty, Inc. and Charles E. Smith Residential Realty, L.P., respectively. Archstone-Smith is the successor registrant to Archstone. The Smith Merger was structured as a tax-free merger and was accounted for using the purchase method of accounting. See Note 2 in our Annual Report on Form 10-K (“2002 Form 10-K”) for a more complete description of the reorganization and the Smith Merger.

Interim Financial Reporting

      The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith’s 2002 Form 10-K. See the glossary in our 2002 Form 10-K for all defined terms not defined herein.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year.

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

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      As of March 31, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the first quarter of 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net earnings attributable to Common Shares — Basic	$78,466	$50,377
Add: Stock-based employee compensation expense included in reported net earnings	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(443)	(417)

Pro forma net earnings attributable to Common Shares — Basic	$78,023	$49,960

Net earnings per Common Share:
Basic — as reported	$0.43	$0.29

Basic — pro forma	$0.43	$0.29

Diluted — as reported	$0.43	$0.29

Diluted — pro forma	$0.43	$0.28

Weighted average risk-free interest rate	3.54%	4.06%
Weighted average dividend yield	6.74%	6.79%
Weighted average volatility	19.58%	15.67%
Weighted average expected option life	5.0 years	5.0 years

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We adopted SFAS 146 on January 1, 2003. SFAS 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The adoption of SFAS 146 did not have a material impact on our financial position, net earnings or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize,

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material impact on our financial position, net earnings or cash flows.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” We are required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Although we have not yet determined the total impact of adopting the Interpretation, we expect to consolidate the results of Ameriton in the third quarter of 2003.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Per Share Data

      Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares — Basic	$78,466	$50,377
Dividends on Convertible Preferred Shares	5,011	—
Minority interest — convertible operating partnership units	29	55

Net earnings attributable to Common Shares — Diluted	$83,506	$50,432

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding — Basic	181,378	175,128
Assumed conversion of Convertible Preferred Shares into Common Shares	11,740	—
Assumed exercise of options	428	1,531

Weighted average number of Common Shares outstanding — Diluted	193,546	176,659

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Real Estate

Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	March 31, 2003		December 31, 2002

	Investment	Units(1)	Investment	Units(1)

Apartment Communities:
Operating communities	$8,338,893	74,052	$8,380,779	75,693
Communities under construction	333,752	2,501	328,390	2,295
Development communities In Planning:
Owned	71,844	2,157	89,501	2,870
Under control(2)	—	1,370	—	428

Total development communities In Planning	71,844	3,527	89,501	3,298

Total apartment communities	8,744,489	80,080	8,798,670	81,286

Retail, hotel and other	40,110		40,151

Total real estate	$8,784,599		$8,838,821

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Archstone-Smith’s investment as of March 31, 2003 and December 31, 2002 for developments Under Control was $6.5 million and $2.7 million, respectively and is reflected on the “Other assets” caption of our Balance Sheets.

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2002	$8,838,821
Apartment communities:
Acquisition-related expenditures	44,810
Redevelopment expenditures	8,283
Recurring capital expenditures	5,497
Development expenditures, excluding land acquisitions	45,039
Dispositions	(98,111)
Transfers to Ameriton	(56,026)
Provision for possible loss on real estate investments	(3,714)

Balance at March 31, 2003	$8,784,599

      At March 31, 2003, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $235.5 million, of which $202.3 million related to communities under construction.

(3)	Discontinued Operations

      At March 31, 2003, we had 24 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 24 properties

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within discontinued operations for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003, we sold six operating communities. The operating results of these six communities before the sale and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three months ended March 31, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 were held for sale at December 31, 2001, and therefore gains on these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Rental revenues	$21,706	$31,516
Rental expenses	(6,822)	(9,517)
Real estate taxes	(2,532)	(3,120)
Depreciation on real estate investments	(2,223)	(4,707)
Interest expense(1)	(4,677)	(7,493)
Provision for possible loss on real estate investments	(3,714)	—
Minority interest	(5,730)	(839)
Gains on dispositions of real estate investments, net	44,736	—

Net earnings from discontinued apartment communities	$40,744	$5,840

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $3.7 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively.

      Assets classified as held for sale, pursuant to SFAS 144 at March 31, 2003, had aggregate carrying value of $556.4 million with $97.8 million of secured debt. The estimated proceeds less anticipated costs to sell for three assets were less than the net book value, and therefore a provision for possible loss of $3.7 million was recorded.

(4)	Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

	March 31,	December 31,
	2003	2002

Ameriton	$340,267	$292,043
Smith Management Construction (SMC)(1)	—	—
Real estate joint ventures	51,417	54,903

	$391,684	$346,946

(1)	SMC was sold to members of SMC’s management in February 2003; see details below. Cash distributions exceeded investments in and advances to SMC at December 31, 2002, therefore the investment balance was zero.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $5.6 million available at March 31, 2003. We also have an uncommitted unsecured credit facility with Ameriton, with $113.1 million of available capacity at March 31, 2003. Advances to Ameriton under this uncommitted facility are made solely at our discretion. During the three months ended March 31, 2003, we contributed two non-core development communities under construction to Ameriton at their current cost basis of $56.0 million.

Sale of Smith Management Construction, Inc.

      Smith Management Construction, Inc. is a service business that we acquired in the Smith Merger in 2001. Prior to the business being sold to SMC’s senior management on February 23, 2003, SMC had been reported as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million will be repaid in equal monthly installments by August 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees expire and we collect sufficient cash from the notes receivable. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

(5)	Borrowings

Unsecured Credit Facilities

      The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Quarter Ended	Year Ended
	March 31, 2003	December 31, 2002

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at end of period	404,500	348,500
Outstanding letters of credit under this facility	1,795	11,890
Weighted average daily borrowings	384,367	248,398
Maximum borrowings outstanding during the period	461,500	465,000
Weighted average daily nominal interest rate	2.04%	2.26%
Weighted average daily effective interest rate	2.70%	3.08%

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.85% to 1.95% during the three months ended March 31, 2003. At March 31, 2003 and December 31, 2002, there were $5.1 million and $17.1 million of borrowings outstanding under this agreement, respectively.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Unsecured Debt

      Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	March 31,	December 31,	Remaining
Type of Debt	Rate(1)	Rate(2)	2003	2002	Life (Years)

Long-term unsecured senior notes	6.92%	7.06%	$1,673,900	$1,692,727	5.8
Unsecured tax-exempt bonds	1.72%	1.96%	78,322	83,376	26.2

Total/average	6.69%	6.83%	$1,752,222	$1,776,103	6.7

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Mortgages payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

		Principal Balance(2) at
	Effective
	Interest	March 31,	December 31,
Type of Mortgage	Rate(1)	2003	2002

Fannie Mae secured debt	6.55%	$539,838	$540,364
Freddie Mac secured line of credit	2.13%	10,725	10,725
Conventional fixed rate	6.40%	1,020,646	1,054,750
Tax-exempt fixed rate	7.26%	6,992	7,035
Tax-exempt floating rate	2.01%	327,528	325,103
Other	4.95%	22,619	22,850

Total/average mortgage debt	5.66%	$1,928,348	$1,960,827

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of March 31, 2003.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $67.0 million and $69.7 million at March 31, 2003 and December 31, 2002, respectively.

      The change in mortgages payable during the three months ended March 31, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$1,960,827
Regularly scheduled principal amortization	(2,501)
Prepayments, final maturities and other	(29,978)

Balance at March 31, 2003	$1,928,348

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three month period ended March 31, 2003.

      For the three months ended March 31, 2003 and 2002, the total interest paid on all outstanding debt was $48.0 million and $69.9 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 2003 and 2002 was $4.5 million and $5.6 million, respectively.

(6)	Minority Interest

      Minority interest consists of the following at March 31, 2003 and December 31, 2002, (in thousands):

	March 31,	December 31,
	2003	2002

A-1 Common Units	$505,737	$484,049
DownREIT Perpetual Preferred Units	61,180	61,180
Other minority interests	2,510	2,600

	$569,427	$547,829

Operating Trust Units

      As of March 31, 2003 and December 31, 2002, we owned an 87.8% and 88.0% majority interest in the Operating Trust, respectively. During the three month period ended March 31, 2003, 0.8 million A-1 Common Units were converted into Common Shares. In January 2003, we issued 1.4 million A-1 Common Units in exchange for land.

(7)	Distributions to Shareholders

      The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, 2003 and the annualized dividend we expect to pay for 2003:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share

Common Shares	$0.4275	$1.71
Series A Convertible Preferred Shares	0.5750	2.30
Series D Preferred Shares	0.5475	2.19
Series E Preferred Shares	0.5225	2.09
Series F Preferred Shares	0.5075	2.03
Series G Preferred Shares	0.5400	2.16
Series H Preferred Shares	0.8450	3.38
Series I Preferred Shares(1)	1,915	7,660
Series K Preferred Shares	0.8450	3.38
Series L Preferred Shares	0.8450	3.38

(1)	Series I Preferred Shares have a par value of $100,000 per share.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Segment Data

      We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other GAAP criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. Net Operating Income (NOI) is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year property performance.

      Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Reportable apartment communities segment revenues:
Garden communities	$144,070	$144,156
High-rise properties	89,348	83,921
Other non-reportable operating segment revenues	13,214	6,737

Total segment and consolidated revenues	$246,632	$234,814

	Three Months Ended
	March 31,

	2003	2002

Reportable apartment communities segment NOI:
Garden communities	$96,764	$98,375
High-rise properties	52,855	51,034
Other non-reportable operating segment NOI	556	361

Total segment and consolidated NOI	150,175	149,770

Reconciling items:
Income from unconsolidated entities	5,350	4,776
Other income	7,164	1,509
Depreciation on real estate investments	(48,014)	(42,572)
Interest expense	(49,136)	(41,434)
General and administrative expenses	(12,182)	(9,885)
Other expenses	(2,063)	(1,812)

Consolidated earnings from operations	$51,294	$60,352

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

	March 31,	December 31,
	2003	2002

Reportable operating communities segment assets:
Garden communities	$4,626,682	$4,726,523
High-rise properties	3,509,780	3,500,900
Other non-reportable operating segment assets	40,110	40,151

Total segment assets	8,176,572	8,267,574

Reconciling items:
Investment in and advances to unconsolidated entities	391,684	346,946
Cash and cash equivalents	14,041	12,846
Restricted cash in tax deferred exchange escrow	48	—
Other assets	262,145	227,702

Consolidated total assets	$8,844,490	$8,855,068

      Total capital expenditures for garden communities were $4.7 million and $15.4 million for the three months ended March 31, 2003 and 2002, respectively. Total capital expenditures for high-rise properties were $9.1 million and $30.2 million for the three months ended March 31, 2003 and 2002, respectively.

(9)	Subsequent Event

Redemption of the Series H Cumulative Convertible Perpetual Preferred Shares

      We have called for redemption of our Series H Cumulative Convertible Preferred Shares. The Series H Preferred Shares will be redeemed on May 15, 2003, unless such Series H Preferred Shares are converted into Common Shares prior to the redemption date, at a price equal to 1.975 Common Shares for each Series H Preferred Share redeemed, plus accrued dividends through the redemption date. We expect that all of the Series H Preferred Shares will be converted into Common Shares.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Trustees and Shareholders

Archstone-Smith Trust:

      We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of earnings for the three month periods ended March 31, 2003 and 2002, the condensed consolidated statement of shareholders’ equity and comprehensive income for the three month period ended March 31, 2003 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, except as to Note 18, which is as of February 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado

April 18, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with Archstone-Smith’s 2002 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

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

      Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith’s 2002 Form 10-K “Item 1. Business” for a more complete discussion of risk factors that could impact our future financial performance.

The Company

      Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 87.8% of the Operating Trust’s Common Units.

Results of Operations

Overview

      Basic net earnings attributable to Common Shares increased $28.1 million during the three months ended March 31, 2003 as compared to the same period in 2002. This increase is primarily attributable to a $43.5 million increase in gains on dispositions of real estate due to higher disposition activity during the quarter, which was reported in earnings from discontinued operations. This increase was partially offset by:

•	A 3.9% decrease in NOI in our Same-Store portfolio, driven by 1.9% revenue decline and 2.1% expense growth (see Note 8 in our financial statements in this Quarterly Report for a definition and reconciliation of NOI to Earnings from Operations);

•	An increase in interest expense of $7.7 million primarily due to the issuance of long-term debt in 2002;

•	A $5.4 million increase in depreciation expense, which is principally attributable to a greater allocation of depreciation expense to the discontinued operations classification during 2002 as compared to 2003, as well as acquisition and redevelopment activity in 2002; and

•	A $3.7 million provision for possible loss on real estate investments in the first quarter of 2003, which was reported in earnings from discontinued operations.

Apartment Community Operations

      At March 31, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

	Garden Communities		High-Rise Properties

	Three Months Ended March 31,

	2003	2002	2003	2002

Rental revenues	$144,070	$144,156	$89,348	$83,921
Property operating expenses	47,306	45,781	36,493	32,887

NOI	$96,764	$98,375	$52,855	$51,034

Operating margin (NOI/rental revenues)	67.2%	68.2%	59.2%	60.8%

Average occupancy during period	95.0%	94.8%	93.3%	94.3%

Average number of operating units	53,798	56,136	21,061	21,270

      NOI for the entire apartment portfolio, excluding properties reported in discontinued operations, increased $0.2 million, or 0.1%, for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to:

•	The continued successful lease-up and stabilization of apartment communities and

•	The acquisition of seven apartment communities in 2002.

      These increases were partially offset by:

•	Slightly negative revenue growth attributed to the macroeconomic environment and

•	Higher operating expenses, driven principally by higher snow removal and utility costs related to the harsh winter weather in Washington, D.C. and the Northeast, insurance and real estate taxes.

      The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three month period ended March 31 for each respective comparison period:

	Same-Store	Same-Store	Same-Store Net
	Revenue	Expense	Operating
	Decline	Growth	Income Decline

2003	(1.9)%	2.1%	(3.9)%

      Based on our reported Same-Store revenue and NOI results, our strongest core markets during the period included the greater Washington D.C. metropolitan area, Southern California and Southeast Florida, all of which produced positive revenue growth in the first quarter. Core markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay area and Chicago.

      Same-Store results represent 185 apartment communities that were fully operational during the entire three months ended March 31, 2003 and 2002, respectively. This excludes 20 apartment communities which were not eligible for inclusion due to (i) recent acquisition or development; (ii) major redevelopment; or

(iii) a significant number of non-operational units (fires, floods, etc.). The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Same-Store NOI	$140,155	$145,829
Non-Same Store NOI	22,372	22,820
NOI classified as discontinued operations	(12,352)	(18,879)

Net Operating Income	150,175	149,770
Income from unconsolidated entities	5,350	4,776
Other income	7,164	1,509
Depreciation on real estate investments	(48,014)	(42,572)
Interest expense	(49,136)	(41,434)
General and administrative expenses	(12,182)	(9,885)
Other expense	(2,063)	(1,812)

Earnings from Operations	$51,294	$60,352

Income from Unconsolidated Entities

      Income from unconsolidated entities increased $0.6 million for the three months ended March 31, 2003 as compared to same period in 2002 primarily due to gains on the sale of an Ameriton operating community in 2003, partially offset by the loss of earnings due to the sale of CES and SMC, and decreased Ameriton earnings due to the sale of operating communities.

Other Income

      Other income increased $5.7 million for the three months ended March 31, 2003 as compared to the same period in 2002, principally as a result of a recovery of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and other investment income.

Depreciation Expense

      The $5.4 million increase in depreciation expense, excluding properties reported in discontinued operations, for the three months ended March 31, 2003 as compared to the same period in 2002 is principally attributable to a greater allocation of depreciation expense to the discontinued operations classification during 2002 as compared to 2003, an increased cost basis from acquisitions relative to dispositions and ongoing redevelopment expenditures at our operating communities in 2002.

Interest Expense

      The $7.7 million increase in net interest expense, excluding properties reported in discontinued operations, for the three months ended March 31, 2003 as compared to 2002 is primarily due to $535 million of long-term debt issued in 2002 at higher effective rates, partially offset by lower mortgage interest due to dispositions, mortgage prepayments and favorable rates on our credit facilities.

General and Administrative Expenses

      The $2.3 million increase in general and administrative expenses for the three months ended March 31, 2003 as compared to the same period in 2002 relates primarily to increased severance costs, insurance expense, increased depreciation of capitalized costs associated with our new revenue management program called Lease Rent OptimizerTM, new on-site property management software, and a decrease in amounts charged to Ameriton for development activities.

Provision for Possible Loss on Investments

      We recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the three months ended March 31, 2003. No provision was recognized for the three months ended March 31, 2002.

Minority Interests and Preferred Share Dividends

      Minority interests and Preferred Share dividends decreased for the three months ended March 31, 2003 as compared to the same period in 2002. The $1.8 million decrease in minority interest is due to the $5.7 million of minority interest allocated to earnings from discontinued operations, partially offset by higher earnings during the three months ended March 31, 2003, as well as the issuance of 1.4 million A-1 Common Units in January 2003 in exchange for land.

      The $1.7 million decrease in Preferred Share dividends is primarily the result of the redemption of the Series C Preferred Shares in August 2002, the conversion of Series J Preferred Shares into Common Shares in July 2002, and the lower dividends on Series A Preferred Shares resulting from periodic conversions by shareholders into Common Shares.

Impact of Disposition Activities

      During the three months ended March 31, 2003, we disposed of six apartment communities representing net proceeds of $129.4 million. During the three months ended March 31, 2002, we disposed of two apartment communities representing net proceeds of $19.2 million. Aggregate net gains of $44.7 million and $1.3 million were recorded for the three months ended March 31, 2003 and 2002, respectively. As part of our capital recycling program we anticipate our total disposition volume for 2003 to be approximately $600 to $800 million.

Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

      At March 31, 2003, we had 24 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 24 properties within discontinued operations for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003, we sold six operating communities. The operating results of these six communities before the sale and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three months ended March 31, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 were held for sale at December 31, 2001, and therefore gains on these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone-Smith’s liquidity and financial condition are sufficient to meet all of our cash flow needs during 2003 and anticipated requirements thereafter. See Archstone-Smith’s condensed consolidated statements of cash flows for a summary of operating, investing and financing activities for the three months ended March 31, 2003 and 2002.

Operating Activities

      Net cash flow provided by operating activities decreased $27.8 million, for the three months ended March 31, 2003 as compared to the same period of 2002. This is principally due to lower accrued expenses, higher other assets, lower Same-Store NOI and lost NOI resulting from our 2003 and 2002 disposition activity. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

      For the three months ended March 31, 2003, cash flows from investing activities increased $175.8 million as compared to the same period in 2002. The increase is principally the result of a $110.1 million increase in the proceeds on dispositions of apartment communities, a $57.0 million decrease in investments in real estate and a $68.1 million increase in cash flows from our investments in and advances to our unconsolidated investees. These increases were partially offset by a $45.1 million reduction in cash flows from restricted cash in tax-deferred exchange escrows.

      Cash flows provided by financing activities decreased by $151.5 million for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease is principally the result of the issuance of $200 million senior unsecured notes in February 2002, partially offset by a $70.1 million decrease in principal repayments of mortgages payable.

      Included above in the cash flows from financing activities are the payment of $77.9 million, $7.0 million and $11.6 million in dividends and distributions to Common Shares, Preferred Shares and minority interests, respectively, in the first quarter of 2003.

      Our most significant non-cash investing and financing activities during the three months ended March 31, 2003 and 2002 included: (i) the contribution of two non-core development communities under construction to Ameriton; (ii) the issuance of A-1 Common Units in exchange for land; and (iii) the assumption of mortgages payable upon the purchase of apartment communities.

Scheduled Debt Maturities and Interest Payment Requirements

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of March 31, 2003, we have approximately $169.7 million of long-term debt maturing during the remainder of 2003, $103.0 million maturing during 2004 and $276.3 million maturing during 2005.

      We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $544.2 million outstanding and $255.8 million of available capacity at April 29, 2003. Archstone-Smith’s unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 2.69%, 6.83% and 5.66%, respectively, as of March 31, 2003. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance will all financial covenants pertaining to our debt instruments during the period ended March 31, 2003.

Shareholder Dividend Requirements

      Based on anticipated distribution levels for 2003 and the number of shares and units outstanding as of March 31, 2003, we anticipate that we will pay distributions and dividends of $384.6 million in the aggregate during 2003. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including A-1 Common Units.

Planned Investments

      Following is a summary of unfunded planned investments as of March 31, 2003 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment(1)	7,183	$39,615	$33,193
Communities under construction	2,501	—	202,285
Communities In Planning and owned	2,157	480,554	—
Communities In Planning and Under Control	1,370	306,864	—
Community acquisitions under contract	852	144,500	—

Total	14,063	$971,533	$235,478

(1)	Includes planned investments at nine properties undergoing major redevelopment.

      In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities, as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004 and expect to start construction on approximately $250 to $300 million, based on Total Expected Investment, of communities that are currently In Planning during the remainder of 2003. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and proceeds from our unsecured credit facilities or dispositions during 2003 will be sufficient to fund debt principal payments and anticipated dividend/distribution requirements. To fund planned investment activities, we had $255.8 million in available capacity on our unsecured credit facilities and $26.6 million of cash on hand, of which $22.8 million was restricted cash in tax-deferred exchange escrow, at April 29, 2003. In addition, during 2003, we expect to complete the dispositions of $600 to $800 million of operating communities.

      At April 29, 2003, Archstone-Smith and the Operating Trust had $1.3 billion available in shelf registered securities, which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      During 2002, we accrued and/or incurred a liability for approximately $30.8 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida. Of this amount, approximately $11.3 million represents amounts expensed during 2002 for the estimated cost of repairing or replacing residents’ property and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building. As of March 31, 2003, total cash payments related to moisture infiltration and mold remediation were $23.3 million at this property.

      We are in the process of addressing this issue, and there are still considerable uncertainties that affect our ability to estimate the ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the issues, the extent of required remediation efforts and varying costs of alternative strategies for addressing the issues. The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available.

      We are also subject to litigation in connection with these issues. We intend to vigorously contest the claims asserted in the litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision. Expected legal fees related to known litigation should approximate $5.0 to $6.0 million in 2003. During the quarter ended March 31, 2003, we incurred and expensed approximately $1.5 million in additional legal fees relating to these claims.

      We believe these costs are covered by our insurance policies and are pursuing recovery from our carriers. In addition, we believe there is a basis for other potential recoveries from third parties. As of March 31, 2003, no estimated recovery has been recorded because we have no basis for making such an estimate at this time.

      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. We have received specific complaints from a number of residents at certain of our Southeast Florida properties and some of these complaints may result in additional litigation.

      Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

      Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize interest rate swaps and caps as interest rate hedges in an effort to lower our overall borrowing costs.

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

      There are considerable uncertainties that affect our ability to estimate the ultimate cost of correction and remediation efforts. These uncertainties include, but are not limited to, assessing the exact nature and extent of the issues, the extent of required remediation efforts and the varying costs of alternative strategies for addressing the issues. Any accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party environmental contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Further, due to the preliminary nature of the litigation, it is not currently possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with an adverse decision. Therefore, we have not accrued a liability for litigation settlement costs.

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include a $51.4 million investment in real estate joint ventures and a $340.3 million investment in Ameriton at March 31, 2003. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $5.6 million of available capacity at March 31, 2003. Additionally, we have extended an uncommitted unsecured credit facility with Ameriton whereby advances are made solely at our discretion. Ameriton had $113.1 million of available capacity on this facility at March 31, 2003. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires that we consolidate the results of variable interest entities in which we have a majority variable interest, we expect to consolidate the results of Ameriton in the third quarter of 2003.

      Consolidated Engineering Services (CES) is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. We have recognized $2.6 million of these contingent proceeds during the three months ended March 31, 2003, since this amount of the indemnified accounts receivable was collected.

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

      Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2004	2006	2008
	2003	and 2005	and 2007	thru 2095	Total

Scheduled long-term debt maturities	$169.7	$379.3	$864.6	$2,267.0	$3,680.6
Unsecured credit facilities(1)	409.6	—	—	—	409.6
Ameriton credit facility	4.4	—	—	—	4.4
Development and redevelopment expenditures	235.5	—	—	—	235.5
Performance bond guarantees(2)	71.7	9.9	.2	—	81.8
Lease commitments and other(3)	19.8	13.8	9.8	194.8	238.2

Total	$910.7	$403.0	$874.6	$2,461.8	$4,650.1

(1)	The $700 million unsecured credit facility matures on December 20, 2003, and has a one-year extension at our option. We plan to renew and extend the facility for three years during 2003.

(2)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2002. There have been no material changes since that date.

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We adopted SFAS 146 on January 1, 2003. SFAS 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The adoption of SFAS 146 did not have a material impact on our financial position, net earnings or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material impact on our financial position, net earnings or cash flows.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” We are required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Although we have not yet determined the total impact of adopting the Interpretation, we expect to consolidate the results of Ameriton in the third quarter of 2003.

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

      As a result of our balance sheet management philosophy, we have managed our debt maturities to create a relatively level principal maturity schedule, without significant repayment obligations in any year. If current market conditions do not permit us to replace maturing debt at comparable interest rates, we are not exposed to significant portfolio level interest rate volatility due to the management of our maturity schedules. There have been no material changes to our market risk profile since December 31, 2002. See Item 7a in our 2002 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Letter from KPMG LLP dated May 8, 2003 regarding unaudited financial information
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K: The following report on Form 8-K was filed during the quarter of the period covered by this report.

      None.

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

Mark A. Schumacher
Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 8, 2003

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function);

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

R. Scot Sellers
Chairman and Chief Executive Officer

Date: May 8, 2003

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function);

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

Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Letter from KPMG LLP dated May 8, 2003 regarding unaudited financial information
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002