Form 10-Q
period 2003-06-30
ARCHSTONE SMITH TRUST
filed 2003-08-07
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

[ X ]                                                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes   X   No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At July 31, 2003, there were approximately 188,044,958 of the Registrant’s Common Shares outstanding.

                                                  Table of Contents

Item                                                 Description                                      Page
                                                                                                     Number

                                                        PART 1
1. Financial Statements
   Condensed Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002...........  3
   Condensed Consolidated Statements of Earnings - Three and six months ended June 30, 2003 and 2002 (unaudited)..........................................................................  4
   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income - Six months ended June 30, 2003 (unaudited)................................................................  5
   Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002

                                                PART II
1. Legal Proceedings................................................................................. 30
4. Submission of Matters to a Vote of Security Holders...............................................
6. Exhibits and Reports on Form 8-K.................................................................. 30

                                     PART I - FINANCIAL INFORMATION
                                      Item 1. Financial Statements

                                          Archstone-Smith Trust

                                  Condensed Consolidated Balance Sheets

                                    (In thousands, except share data)

                              ASSETS

                                                                               June 30,     December 31,
                                                                                 2003          2002
                                                                             ------------- ------------
                                                                             (Unaudited)
Real estate.................................................................  $ 8,564,319   $ 8,838,821
Less accumulated depreciation...............................................      617,793       571,247
                                                                             ------------- ------------
                                                                                7,946,526     8,267,574
Investments in and advances to unconsolidated entities......................      401,012       346,946
                                                                             ------------- ------------
     Net investments........................................................    8,347,538     8,614,520

Cash and cash equivalents...................................................        8,926        12,846

Restricted cash in tax-deferred exchange escrow.............................       74,140             -
Other assets................................................................      275,642       227,702
                                                                             ------------- ------------
     Total assets...........................................................  $ 8,706,246   $ 8,855,068
                                                                             ============= ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unsecured credit facilities..............................................    $ 123,815     $ 365,578
   Long-Term Unsecured Debt.................................................    1,883,017     1,776,103
   Mortgages payable........................................................    1,907,212     1,960,827

   Dividends payable........................................................        1,583        81,228
   Accounts payable, accrued expenses and other liabilities.................      268,707       279,685
                                                                             ------------- ------------
     Total liabilities......................................................    4,184,334     4,463,421
                                                                             ------------- ------------
Minority interest...........................................................      558,240       547,829
                                                                             ------------- ------------
Shareholders' equity:
   Convertible Preferred Shares.............................................      123,166       194,671

   Perpetual Preferred Shares...............................................       99,145        99,370

   Common Shares (188,489,055 shares in 2003 and 180,705,795 shares in 2002)        1,885         1,807
   Additional paid-in capital...............................................    3,820,865     3,696,465

   Accumulated other comprehensive loss.....................................       (2,444)      (12,339)

   Distributions in excess of net earnings..................................      (78,945)     (136,156)
                                                                             ------------- ------------
     Total shareholders' equity.............................................    3,963,672     3,843,818
                                                                             ------------- ------------
     Total liabilities and shareholders' equity.............................  $ 8,706,246   $ 8,855,068
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

                                                         Archstone-Smith Trust

                                             Condensed Consolidated Statements of Earnings

                                               (In thousands, except per share amounts)
                                                              (Unaudited)

                                                               Three Months Ended    Six Months Ended
                                                                    June 30,              June 30,
                                                             --------------------- -------------------
                                                                2003        2002    2003       2002
                                                             ---------- ---------- -------- ---------
Revenues:
     Rental revenues......................................   $ 223,640   $ 221,211 $ 444,494 $ 436,348
     Income from unconsolidated entities..................         293       7,814     5,643    12,590
     Other income.........................................       4,573       1,499    11,737     3,008
                                                             ---------- ---------- --------- ----------
                                                               228,506     230,524   461,874   451,946
                                                             ---------- ---------- --------- ----------
Expenses:
     Rental expenses......................................      58,555      56,544   115,675   110,643
     Real estate taxes....................................      19,470      20,193    41,220    40,333
     Depreciation on real estate investments..............      45,876      42,703    91,411    83,153
     Interest expense.....................................      48,319      51,511    94,913    90,399
     General and administrative expenses .................      12,586      10,400    24,768    20,285
     Other expenses.......................................      25,814         704    27,877     2,516
                                                             ---------- ---------- --------- ----------
                                                               210,620     182,055   395,864   347,329
                                                             ---------- ---------- --------- ----------
Earnings from operations..................................      17,886      48,469    66,010   104,617
     Plus: gains on dispositions of real estate investments          -      23,263         -    24,544
     Less: minority interest...............................      2,577       9,594     8,191    17,429
                                                             ---------- ---------- --------- ----------
Net earnings before discontinued operations................     15,309      62,138    57,819   111,732
     Plus: net earnings from discontinued apartment
        communities........................................     49,863      21,788    92,925    31,293
                                                             ---------- ---------- --------- ----------
Net earnings...............................................     65,172      83,926   150,744   143,025
     Less: Preferred Share dividends.......................      5,935       8,681    12,977    17,440
                                                             ---------- ---------- --------- ----------
Net earnings attributable to Common Shares - Basic.........   $ 59,237    $ 75,245 $ 137,767  $125,585
                                                             ========== ========== ========= =========

Weighted average Common Shares outstanding - Basic.........    185,116     176,181   183,258   175,657
                                                             ---------- ---------- --------- ----------
Weighted average Common Shares outstanding - Diluted.......    185,713     191,895   183,761   177,169
                                                             ---------- ---------- --------- ----------

Net earnings before discontinued operations per Common Share
- Basic:
       Net earnings before discontinued operations.........   $   0.05     $  0.31   $  0.24   $  0.54
       Discontinued operations, net........................       0.27        0.12      0.51      0.17
                                                             ---------- ---------- --------- ----------
       Net earnings........................................   $   0.32     $  0.43   $  0.75   $  0.71
                                                             ========== ========== ========= ==========

Net earnings before discontinued operations per Common Share
- Diluted:
       Net earnings before discontinued operations.........    $   0.05    $  0.31   $  0.24   $  0.54
       Discontinued operations, net........................        0.27       0.11      0.51      0.17
                                                             ----------- --------- --------- ----------
       Net earnings........................................    $   0.32    $  0.42   $  0.75   $  0.71
                                                             =========== ========= ========= ==========

Dividends paid per Common Share............................    $ 0.4275    $0.4250   $0.8550   $0.8500
                                                             =========== ========= ========= ==========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         Archstone-Smith Trust

                           Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

                                                    Six Months Ended June 30, 2003

                                                            (In thousands)
                                                              (Unaudited)

                              Convertible  Perpetual
                               Preferred   Preferred
                               Shares at   Shares at                               Accumulated   Distributions
                               Aggregate   Aggregate     Common     Additional       Other         in Excess
                              Liquidation Liquidation   Shares at    Paid-in     Comprehensive      of Net
                               Preference  Preference   Par Value    Capital     Earnings/(Loss)   Earnings        Total
                              ----------- ------------ ----------- ------------ ---------------  ------------- -------------

Balances at December 31, 2002  $ 194,671    $  99,370   $  1,807    $3,696,465     $  (12,339)    $ (136,156)   $ 3,843,818
Comprehensive income:

   Net earnings..............          -            -          -             -              -        150,744        150,744

   Preferred Share dividends.                       -          -             -              -        (12,977)       (12,977)

   Change in fair value of
     cash flow hedges........          -            -          -             -           (562)             -           (562)

   Change in fair value of
   marketable securities.....          -            -          -             -         10,457              -         10,457
                                                                                                               -------------
Comprehensive income
   attributable to Common
   Shares....................          -            -           -            -              -              -        147,662
                                                                                                               -------------
   Common Share
     dividends...............          -            -           -            -              -        (81,012)       (81,012)

A-1 Common Units converted
   into Common Shares........          -            -          11       22,366              -              -         22,377

Conversion of  Preferred
   Shares into Common
   Shares....................    (71,505)           -          52       71,453              -              -              -

Common Share repurchases.....          -            -          (6)     (13,157)             -              -        (13,163)

Preferred Share repurchases..          -         (225)          -          (14)             -              -           (239)

Proceeds from Dividend
   Reinvestment Plan (DRIP)..          -            -          14       30,936              -              -         30,950

Other, net...................          -            -           7       12,816              -            456         13,279
                              ----------- ------------ ----------- ------------ --------------- -------------- -------------
Balances at June 30, 2003....  $ 123,166    $  99,145    $  1,885   $3,820,865    $    (2,444)    $  (78,945)   $ 3,963,672
                              =========== ============ =========== ============ =============== ============== =============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         Archstone-Smith Trust

                                            Condensed Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                              (Unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                             -------------------------
                                                                                                 2003        2002
                                                                                             ----------- ------------
Operating activities:
   Net earnings............................................................................  $  150,744  $  143,025
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization.........................................................      96,420      94,720
     Gains on dispositions of depreciated real estate, net.................................     (93,565)    (41,218)
     Provision for possible loss on real estate investments................................       3,714           -
     Minority interest.....................................................................      21,511      21,927
   Change in other assets..................................................................      (5,624)    (18,316)
   Change in accounts payable, accrued expenses and other liabilities......................     (15,917)      8,345
   Other, net..............................................................................       2,953       3,285
                                                                                             ----------- ------------
     Net cash flow provided by operating activities........................................     160,236     211,768
                                                                                             ----------- ------------

Investing activities:
   Real estate investments.................................................................    (251,156)   (320,262)
   Change in investments in and advances to unconsolidated entities, net...................       2,220     (30,732)
   Proceeds from dispositions, net of closing costs........................................     549,498     134,296
   Change in tax-deferred exchange escrow..................................................     (74,140)     61,764
   Other, net..............................................................................     (38,024)     (7,947)
                                                                                             ----------- ------------
     Net cash flow provided by (used in) investing activities..............................     188,398    (162,881)
                                                                                             ----------- ------------

Financing activities:
   Proceeds from Long-Term Unsecured Debt, net of issuance costs...........................     247,225     198,570
   Payments on Long-Term Unsecured Debt....................................................    (138,750)    (12,500)
   Principal prepayment of mortgages payable, including prepayment penalties...............     (46,027)   (356,559)
   Regularly scheduled principal payments on mortgages payable.............................      (5,712)     (5,150)
   Payments on/proceeds from unsecured credit facilities, net............................      (241,763)    292,125
   Proceeds from Common Shares issued under DRIP and employee stock options................      44,705      18,526
   Repurchase of Common Shares and Preferred Shares........................................     (13,402)          -
   Cash dividends paid on Common Shares....................................................    (158,429)   (149,867)
   Cash dividends paid on Preferred Shares.................................................     (15,205)    (17,440)
   Cash dividends paid to minority interests...............................................     (23,540)    (24,783)
   Other, net..............................................................................       1,656      11,972
                                                                                             ----------- ------------
     Net cash flow used in financing activities............................................    (352,554)    (45,106)
                                                                                             ----------- ------------
Net change in cash and cash equivalents....................................................      (3,920)      3,781
Cash and cash equivalents at beginning of period...........................................      12,846       7,027
                                                                                             ----------- ------------
Cash and cash equivalents at end of period.................................................   $   8,926  $   10,808
                                                                                             =========== ============

Significant non-cash investing and financing activities:
   Apartment communities in development contributed to Ameriton............................   $  56,026  $        -
   A-1 Common Units issued in exchange for land............................................      33,355           -
   A-1 Common Units converted to Common Shares.............................................      22,377      15,422
   Assumption of mortgages payable upon purchase of apartment communities..................           -     195,637
   B Common Units issued in exchange for real estate.......................................           -       8,730

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements

June 30, 2003 and 2002
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

Business

     Our business is conducted primarily through our majority owned subsidiary, Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 88.3% of the Operating Trust’s outstanding common units and the remaining 11.7% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Moisture Infiltration and Resulting Mold Remediation Costs

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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

Legal Fees

        We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for a known legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Stock-Based Compensation

     As of June 30, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the six months ended June 30, 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                              ----------- --------------  ------------- -----------
                                                                  2003         2002            2003        2002
                                                              ----------- --------------  ------------- -----------
Net earnings attributable to Common Shares - Basic.........    $  59,237    $  75,245      $  137,767   $ 125,585
Add:  Stock-based employee compensation
  expense included in reported net earnings................            -            -               -           -
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards..         (369)        (467)           (805)       (924)
                                                              ----------- --------------  ------------- -----------
Pro forma net earnings attributable to Common Shares - Basic   $  58,868    $  74,778      $  136,962   $ 124,661
                                                              =========== ==============  ============= ===========
Net earnings per Common Share:
    Basic - as reported....................................    $    0.32     $   0.43       $    0.75    $   0.71
                                                              =========== ==============  ============= ===========
    Basic - pro forma......................................    $    0.32     $   0.42       $    0.75    $   0.71
                                                              =========== ==============  ============= ===========
    Diluted - as reported..................................    $    0.32     $   0.42       $    0.75    $   0.71
                                                              =========== ==============  ============= ===========
    Diluted - pro forma....................................    $    0.32     $   0.42       $    0.75    $   0.70
                                                              =========== ==============  ============= ===========

Weighted average risk-free interest rate...................        3.54%        4.06%           3.54%       4.06%
Weighted average dividend yield............................        6.74%        6.79%           6.74%       6.79%
Weighted average volatility................................       19.58%       15.67%          19.58%      15.67%
Weighted average expected option life......................    5.0 years    5.0 years       5.0 years   5.0 years

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

New Accounting Pronouncements

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We are required to adopt this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. We do not anticipate that the adoption of SFAS 149 will have a material impact on our financial position, net earnings or cash flows.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It requires that certain financial instruments, formerly presented as equity, be classified as liabilities. We do not anticipate that the adoption of SFAS 150 will have a material impact on our financial position, net earnings or cash flows.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Per Share Data

      Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                               ----------------------------  ---------------------------
                                                                   2003          2002           2003          2002
                                                               -------------  ------------  -------------  -----------
   Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares - Basic............   $  59,237      $  75,245     $  137,767   $  125,585
   Dividends on Convertible Preferred Shares..................           -          5,581              -            -
   Minority interest - convertible operating partnership units          23            458             46          135
                                                               -------------  ------------  -------------  -----------
Net earnings attributable to Common Shares - Diluted..........   $  59,260      $  81,284     $  137,813   $  125,720
                                                               =============  ============  =============  ===========
   Reconciliation of denominator between basic and diluted net earnings per Common Share (1):
Weighted average number of Common Shares
    outstanding - Basic......................................      185,116         176,181       183,258      175,657
   Assumed conversion of Convertible Preferred Shares into               -          13,187             -            -
       Common Shares.........................................            -               -             -            -
   Minority interest.........................................            -             871             -            -
   Assumed exercise of options...............................          597           1,656           503        1,512
                                                               -------------  ------------  -------------  -----------
Weighted average number of Common Shares                           185,713         191,895       183,761      177,169
    outstanding - Diluted....................................  =============  ============  =============  ===========

(1)    Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

(2) Real Estate

     Investments in Real Estate

          Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                            June 30, 2003                December 31, 2002
                                                    ----------------------------- -------------------------------
                                                      Investment      Units (1)     Investment     Units (1)
                                                    -------------- -------------- ------------- ------------
Apartment Communities:
   Operating communities...........................   $ 8,184,619         68,985   $ 8,380,779       75,693
   Communities under construction..................       209,533          1,748       328,390        2,295
   Development communities In Planning:
     Owned.........................................       130,024          3,099        89,501        2,870
     Under control (2).............................             -            428             -          428
                                                    -------------- -------------- ------------- ------------
      Total development communities In Planning....       130,024          3,527        89,501        3,298
                                                    -------------- -------------- ------------- ------------
        Total apartment communities................     8,524,176         74,260     8,798,670       81,286
                                                    -------------- ============== ------------- ============
Land ..............................................         9,606                        9,671
Other..............................................        30,537                       30,480
                                                    --------------                -------------
        Total real estate..........................   $ 8,564,319                  $ 8,838,821
                                                    ==============                =============

      (1) Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
      (2) Archstone-Smith's investment as of June 30, 2003 and December 31, 2002 for developments Under Control was $3.4 million and $2.7 million, respectively, and is reflected on the "Other assets" caption of our Balance Sheets.

           The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2002..........................................      $   8,838,821
   Apartment communities:
     Acquisition-related expenditures.................................            156,255
     Redevelopment expenditures.......................................             34,725
     Recurring capital expenditures...................................             16,191
     Development expenditures, excluding land acquisitions............             85,553
     Dispositions.....................................................           (507,486)
     Transfers to Ameriton............................................            (56,026)
     Provision for possible loss on real estate investments...........             (3,714)
                                                                       --------------------
Balance at June 30, 2003..............................................      $   8,564,319
                                                                       ====================

     At June 30, 2003, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $184.9 million, of which $167.8 million related to communities under construction.

(3) Discontinued Operations

     At June 30, 2003, we had 23 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 23 properties within discontinued operations for the three and six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we sold 20 operating communities. The operating results of these 20 communities before the sale and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and six months ended June 30, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 and two of the properties sold during the three months ended June 30, 2002, were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                          --------------------- -----------------------
                                                             2003       2002       2003        2002
                                                          ---------- ---------- ----------- -----------

  Rental revenues........................................  $ 27,236   $ 43,908    $ 62,206   $ 88,816
  Rental expenses........................................   (10,035)   (13,545)    (20,487)   (26,173)
  Real estate taxes......................................    (1,412)    (4,401)     (5,387)    (8,930)
  Depreciation on real estate investments................    (2,089)    (7,501)     (6,791)   (14,330)
  Interest expense (1)...................................    (5,928)   (10,227)    (13,147)   (20,266)
  Provision for possible loss on real estate investments.         -          -      (3,714)         -
  Minority interest......................................    (6,738)    (3,120)    (13,320)    (4,498)
  Gains on dispositions of real estate investments, net..    48,829     16,674      93,565     16,674
                                                          ---------- ---------- ----------- -----------
  Net earnings from discontinued apartment communities...  $ 49,863   $ 21,788    $ 92,925   $ 31,293
                                                          ========== ========== =========== ===========

    (1)  The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $5.1 million and $7.1 million for the three months ended June 30, 2003 and 2002 and $10.7 million and $14.3 million for the six months ended
    June 30, 2003 and 2002, respectively.

      Assets classified as held for sale, pursuant to SFAS 144 at June 30, 2003, had aggregate carrying value of $514.6 million with $78.6 million of secured debt. The estimated proceeds less anticipated costs to sell for three assets were less than the net book value, and therefore a provision for possible loss of $3.7 million was recorded during the six months ended June 30, 2003.

(4) Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

                                               June 30,           December 31,
                                                 2003                 2002
                                          -------------------  -----------------
Ameriton................................          $  352,823        $   292,043
Real estate joint ventures..............              48,189             54,903
Smith Management Construction (SMC) (1).                   -                  -
                                          -------------------  -----------------
                                                  $  401,012        $   346,946
                                          ===================  =================

     (1) SMC was sold to members of SMC's management in February  2003; see details below.  Cash distributions exceeded investment in and advances to SMC at
         December 31, 2002; therefore, the investment balance was zero.

     We have a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $5.8 million available at June 30, 2003. We also have an uncommitted unsecured credit facility with Ameriton, with $100.1 million of available capacity at June 30, 2003. Advances to Ameriton under this uncommitted facility are made solely at our discretion. During the six months ended June 30, 2003, we contributed two non-core development communities under construction to Ameriton at their current cost basis of $56.0 million.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

Sale of Smith Management Construction, Inc.

     Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC's senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

(5) Borrowings

Unsecured Credit Facilities

     The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                           As of and for     As of and for
                                                                the         the Year Ended
                                                         Six Months Ended    December 31,
                                                           June 30, 2003         2002
                                                         ----------------- ----------------
Total unsecured revolving credit facility..............      $   700,000       $   700,000
Borrowings outstanding at end of period................           95,000           348,500
Outstanding letters of credit under this facility......              240            11,890
Weighted average daily borrowings......................          405,622           248,398
Maximum borrowings outstanding during the period.......          511,500           465,000
Weighted average daily nominal interest rate...........            2.01%             2.26%
Weighted average daily effective interest rate.........            2.59%             3.08%

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.65% to 1.95% during the six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, there were $28.8 million and $17.1 million of borrowings outstanding under this agreement, respectively.

Long-Term Unsecured Debt

     During June 2003, the Operating Trust issued $250 million of long-term unsecured senior notes due in June 2008 for net proceeds of $247.2 million. These notes bear interest at a coupon rate of 3.0% annually, with an effective interest rate of 3.2%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                     Effective      Balance at                            Average
                                        Coupon        Interest       June 30,          Balance at        Remaining
            Type of Debt               Rate (1)       Rate (2)         2003        December 31, 2002    Life (Years)
----------------------------------- -------------- ------------- ---------------- ------------------- --------------

Long-term unsecured senior notes...         6.36%         6.47%     $  1,803,822        $  1,692,727            5.8
Unsecured tax-exempt bonds.........         1.89%         2.13%           79,195              83,376           25.9
                                    -------------- ------------- ---------------- ------------------- --------------
     Total/average.................         6.17%         6.29%     $  1,883,017        $  1,776,103            6.7
                                    ============== ============= ================ =================== ==============

  (1)   Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
  (2)   Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

Mortgages payable

     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

                                            Effective Interest         Principal Balance (2) at
             Type of Mortgage                     Rate (1)       June 30, 2003      December 31, 2002
-----------------------------------------  -------------------- ------------------ -------------------

Conventional fixed rate..................          6.46%           $    1,539,686     $     1,595,114
Conventional floating rate...............          2.11%                   10,725              10,725
Tax-exempt fixed rate....................          7.27%                    6,948               7,035
Tax-exempt floating rate.................          2.08%                  327,465             325,103
Other....................................          5.00%                   22,388              22,850
                                           -------------------- ------------------ -------------------
     Total/average mortgage debt.........          5.67%           $    1,907,212     $     1,960,827
                                           ==================== ================== ===================

(1)  Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of June 30, 2003.
(2)  Includes net fair market value adjustment recorded in connection with the Smith Merger of $63.8 million and $69.7 million at June 30, 2003 and December 31, 2002, respectively.

      The change in mortgages payable during the six months ended June 30, 2003 consisted of the following (in thousands):

    Balance at December 31, 2002......................     $   1,960,827
       Regularly scheduled principal amortization.....            (5,712)
       Prepayments, final maturities and other........           (47,903)
                                                          ----------------
    Balance at June 30, 2003..........................     $   1,907,212
                                                          ================

Other

     Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the six months ended June 30, 2003.

     For the six months ended June 30, 2003 and 2002, the total interest paid on all outstanding debt was $93.1 million and $107.6 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 2003 and 2002 was $8.9 million and $11.9 million, respectively.

(6) Minority Interest

     Minority interest consists of the following at June 30, 2003 and December 31, 2002, (in thousands):

                                                          June 30,           December 31,
                                                            2003                 2002
                                                       ----------------     ----------------
      A-1 Common Units...............................      $   494,550          $   484,049
      Perpetual Preferred Units......................           61,180               61,180
      Other minority interests.......................            2,510                2,600
                                                       ----------------     ----------------
                                                           $   558,240          $   547,829
                                                       ================     ================

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

Operating Trust Units

      As of June 30, 2003 and December 31, 2002, we owned 88.3% and 88.0% of the Operating Trust's outstanding common units, respectively. During the six months ended June 30, 2003, 1.1 million A-1 Common Units were converted into Common Shares. In January 2003, we issued 1.4 million A-1 Common Units in exchange for land.

(7) Distributions to Shareholders

     The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31 and June 30, 2003 and the annualized dividend we expect to pay for 2003:

                                                                 Quarterly        Annualized
                                                               Cash Dividend     Cash Dividend
                                                                 Per Share         Per Share
                                                              ----------------  ----------------
             Common Shares................................         $   0.4275         $    1.71
             Series A Convertible Preferred Shares .......             0.5750              2.30
             Series D Preferred Shares ...................             0.5475              2.19
             Series E Preferred Shares ...................             0.5225              2.09
             Series F Preferred Shares ...................             0.5075              2.03
             Series G Preferred Shares ...................             0.5400              2.16
             Series H Preferred Shares (1)................             0.8450              1.27
             Series I Preferred Shares (2)................              1,915             7,660
             Series K Preferred Shares ...................             0.8450              3.38
             Series L Preferred Shares ...................             0.8450              3.38

             (1) The Series H Preferred Shares were converted into Common Shares on May 15, 2003.
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Continued)

      Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------   -------------------------------
                                                         2003             2002             2003             2002
                                                     --------------   --------------   --------------   --------------
Reportable apartment communities segment revenues:
   Garden communities.............................       $  133,506       $  130,039      $  266,014       $  259,045
   High-rise properties...........................           89,362           90,226         177,008          175,905
 Other non-reportable operating segment revenues..            5,638           10,259          18,852           16,996
                                                     --------------   --------------   --------------   --------------
     Total segment and consolidated revenues......       $  228,506       $  230,524      $  461,874       $  451,946
                                                     ==============   ==============   ==============   ==============

Reportable apartment communities segment NOI:
   Garden communities.............................       $   90,427       $   88,660      $  179,897       $  176,831
   High-rise properties...........................           54,536           55,160         106,496          107,526
 Other non-reportable operating segment NOI.......              652              654           1,206            1,015
                                                     --------------   --------------   --------------   --------------
     Total segment and consolidated NOI...........          145,615          144,474         287,599          285,372
                                                     --------------   --------------   --------------   --------------
Reconciling items:
   Income from unconsolidated entities..............            293            7,814           5,643           12,590
   Other income.....................................          4,573            1,499          11,737            3,008
   Depreciation on real estate investments..........        (45,876)         (42,703)        (91,411)         (83,153)
   Interest expense.................................        (48,319)         (51,511)        (94,913)         (90,399)
   General and administrative expenses..............        (12,586)         (10,400)        (24,768)         (20,285)
   Other expenses...................................        (25,814)            (704)        (27,877)          (2,516)
                                                     --------------   --------------   --------------   --------------
       Consolidated earnings from operations........     $   17,886       $   48,469      $   66,010       $  104,617
                                                     ==============   ==============   ==============   ==============

                                                                   June 30,       December 31,
                                                                     2003             2002
                                                               ----------------  ---------------
       Reportable operating communities segment assets:
           Garden communities................................     $  4,384,518     $  4,726,523
           High-rise properties..............................        3,521,864        3,500,900
       Other non-reportable operating segment assets.........           40,144           40,151
                                                               ----------------  ---------------
             Total segment assets............................        7,946,526        8,267,574
                                                               ----------------  ---------------
       Reconciling items:
           Investment   in  and  advances  to   unconsolidated
            entities.........................................          401,012          346,946
           Cash and cash equivalents.........................            8,926           12,846
           Restricted cash in tax deferred exchange escrow...           74,140                -
           Other assets......................................          275,642          227,702
                                                               ----------------  ---------------
             Consolidated total assets.......................     $  8,706,246     $  8,855,068
                                                               ================  ===============

     Total capital expenditures for garden communities were $8.6 million and $13.3 million for the three and six months ended June 30, 2003, and $11.3 million and $26.7 million for the same periods in 2002, respectively. Total capital expenditures for high-rise properties were $28.5 million and $37.6 million for the three and six months ended June 30, 2003, and $35.2 million and $65.4 million for the same periods in 2002, respectively.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements - (Concluded)

(9) Sale of Archstone Management Services

     On May 28, 2003, Archstone-Smith sold Archstone Management Services, our third-party management business. The transaction includes management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price will be paid in three installments based on the retention of the contracts acquired. Since the ultimate sales proceeds are contingent upon the retention of management contracts existing at the time of the sale, the gain is being deferred. We will recognize the gain from this sale when the required retention period expires in the second quarter of 2004.

(10) Litigation and Contingencies

      During 2002 and the first quarter of 2003, we accrued or incurred a liability for approximately $32.3 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, approximately $12.8 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

     We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we have increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million. As of June 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $34.1 million, of which $20.5 represents capitalized expenditures.

     The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. It is also possible that current settlement discussions will not be successful or will not be approved by the court, requiring further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who subsequently opt out of the settlement nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

     We are aggressively pursuing a recovery of a significant portion of these costs from our insurance carriers. We are still in discussions with our insurance providers and therefore no estimate for recovery has been recorded. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. However, we cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

     We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe the suits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of these suits, it is not possible to predict or determine the outcome of the legal actions, nor is it reasonably possible to estimate the amount of loss should there be adverse decisions. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the recent legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
Archstone-Smith Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2003 and 2002, the condensed consolidated statement of shareholders’ equity and comprehensive income for the six month period ended June 30, 2003 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

Denver, Colorado
July 18, 2003

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

The Company

      Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 88.3% of the Operating Trust’s common units.

      Results of Operations

Overview

        The $16.0 million decrease in basic net earnings attributable to Common Shares for the three months ended June 30, 2003, respectively, as compared to the same periods in 2002, is primarily attributable to:

  A 1.2% decrease in NOI from our Same-Store portfolio, driven by revenue decline of 1.6% for the three months ended June 30, 2003, as compared to the same periods in 2002 (see Note 8 in our financial statements in this Quarterly Report for a definition and reconciliation of NOI to Earnings from Operations);
  The loss of NOI due to $561.1 million and $407.6 million of apartment community dispositions in the first six months of 2003 and all of 2002, respectively;
  A $7.5 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton operating community dispositions, the loss of earnings associated with the sale of Consolidated Engineering Services (CES) and SMC, and decreased Ameriton earnings due to the sale of operating communities; and
  A $25.0 million expense relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith's counsel and plaintiffs' counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses.

      The decrease is partially offset by:

  Higher gains, including gains from discontinued operations, due to an increase in disposition activity during the three months ended June 30, 2003; and
  A $7.5 million decrease in interest expense, including amounts classified as discontinued operations, primarily due to a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

      The $12.2 million increase in basic net earnings attributable to Common Shares for the six months ended June 30, 2003, as compared to the same periods in 2002, is primarily attributable to higher gains, including gains from discontinued operations, due to increased disposition activity during the six months ended June 30, 2003.

      This increase was partially offset by

  A 2.5% decrease in NOI in our Same-Store portfolio, driven by revenue decline of 1.8% for the six months ended June 30, 2003, as compared to the same periods in 2002;
  A $25.0 million expense relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith's counsel and plaintiffs' counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses; and
  A $6.9 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton operating community dispositions, the loss of earnings associated with the sale of CES and SMC, and decreased Ameriton earnings due to sale of operating communities.

Apartment Community Operations

      At June 30, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

                                                              Three Months Ended           Six Months Ended
Garden Communities                                                 June 30,                    June 30,
                                                          ---------------------------------------------------------
                                                              2003          2002           2003            2002
                                                          ------------  ------------  --------------  -------------
Rental revenues........................................     $ 133,506      $130,039       $ 266,014      $ 259,045
Property operating expenses............................        43,079        41,379          86,117         82,214
                                                          ------------  ------------  --------------  -------------
NOI....................................................      $ 90,427      $ 88,660       $ 179,897      $ 176,831
                                                          ============  ============  ==============  =============
Operating margin (rental revenues less operating
   expenses/rental revenues)...........................         67.7%         68.2%           67.6%          68.3%
                                                          ============  ============  ==============  =============
Average occupancy during period........................         95.2%         96.0%           95.2%          95.6%
                                                          ------------  ------------  --------------  -------------
Average number of operating units......................        50,794        55,391          52,296         55,802
                                                          ------------  ------------  --------------  -------------

                                                                 Three Months Ended           Six Months Ended
High-Rise Properties                                                  June 30,                    June 30,
                                                             ---------------------------------------------------------
                                                                2003          2002           2003            2002
                                                             ------------  ------------  --------------  -------------
Rental revenues........................................         $ 89,362       $90,226       $ 177,008      $ 175,905
Property operating expenses............................           34,826        35,066          70,512         68,379
                                                             ------------  ------------  --------------  -------------
NOI....................................................         $ 54,536      $ 55,160       $ 106,496      $ 107,526
                                                             ============  ============  ==============  =============
Operating margin (rental revenues less operating
   expenses/rental revenues)..........................            61.0%         61.1%           60.2%          61.1%
                                                             ============  ============  ==============  =============
Average occupancy during period........................            92.4%         95.8%           92.5%          95.6%
                                                             ------------  ------------  --------------  -------------
Average number of operating units......................           21,248        21,679          21,154         21,475
                                                             ------------  ------------  --------------  -------------

      NOI for the entire apartment portfolio, including amounts reported in discontinued operations, decreased $9.0 million or 5.3%, and $15.2 million or 4.5% for the three and six months ended June 30, 2003, respectively, compared to the same period in 2002 primarily due to:

  The loss of NOI due to $561.1 million and $407.6 million of apartment community dispositions in the first six months of 2003 and all of 2002, respectively; and

  Slightly negative revenue growth in our Same-Store portfolio during 2003 as compared to 2002.

      These decreases were partially offset by lower rental expenses during the three and six months ended June 30, 2003, as compared to the same periods in 2002. Rental expenses for the three and six months ended June 30, 2003 were positively impacted by a decrease in real estate taxes, lower utility costs, and a reduction in our marketing costs.

      The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three and six months ended June 30 for each respective comparison period:

                                              Same-Store             Same-Store           Same-Store Net
                                               Revenue                Expense               Operating
                                               Decline                Decline             Income Decline
                                         ---------------------  ---------------------  ---------------------

      Three months ended June 30 .....          (1.6%)                 (2.4%)                 (1.2%)
      Six months ended June 30 .......          (1.8%)                 (0.2%)                 (2.5%)

      Based on our reported Same-Store revenue and NOI results, our strongest core markets during the period were the greater Washington D.C. metropolitan area and Southern California, both of which produced positive revenue growth in the three and six months ended June 30, 2003. Core markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay area, Chicago and Seattle.

     Same-Store results represent 173 and 171 apartment communities that were fully operational during the entire three and six months ended June 30, 2003 and 2002, respectively. This excludes 21 and 23 apartment communities, for the three months and six months ended June 30, 2002, respectively, which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (fires, floods, etc.). The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                    ---------------------------- ----------------------------
                                                         2003           2002           2003          2002
                                                    -------------- ------------- -------------- ------------
      Same-Store NOI.............................       $137,094      $138,820      $ 266,690     $273,578
      Non-Same Store NOI.........................         24,310        31,616         57,241       65,507
      NOI classified as discontinued operations -
         communities sold........................         (4,626)      (14,399)       (13,728)     (30,422)
      NOI classified as discontinued operations -
         communities held for sale...............        (11,163)      (11,563)       (22,604)     (23,291)
                                                    -------------- ------------- -------------- ------------
         Net Operating Income....................        145,615       144,474        287,599      285,372
      Income from unconsolidated entities........            293         7,814          5,643       12,590
      Other income...............................          4,573         1,499         11,737        3,008
      Depreciation on real estate investments....        (45,876)      (42,703)       (91,411)     (83,153)
      Interest expense...........................        (48,319)      (51,511)       (94,913)     (90,399)
      General and administrative expenses........        (12,586)      (10,400)       (24,768)     (20,285)
      Other expense..............................        (25,814)         (704)       (27,877)      (2,516)
                                                    -------------- ------------- -------------- ------------
         Earnings from Operations                       $ 17,886      $ 48,469      $  66,010    $ 104,617
                                                    ============== ============= ============== ============

Income from Unconsolidated Entities

      Income from unconsolidated entities decreased $7.5 million and $6.9 million, respectively, for the three and six months ended June 30, 2003 as compared to same period in 2002 primarily due to a decrease in the gains from Ameriton operating community dispositions during 2003, the loss of earnings associated with the sale of CES and SMC, and decreased Ameriton earnings due to the sale of operating communities.

Other Income

     Other income increased $3.1 million and $8.7 million, respectively, for the three and six months ended June 30, 2003 as compared to the same period in 2002, principally as a result of a collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and other investment income.

Depreciation Expense

      The $2.2 million decrease in depreciation expense, including amounts classified as discontinued operations, during the three and six months ended June 30, 2003 as compared to the same period in 2002 is principally attributable to an increase in disposition activity and the cessation of depreciation expense on assets classified as held for sale during 2003. The $0.7 million increase, including amounts classified as discontinued operations during the six months ended June 30, 2003, as compared to the same period in 2002, is due to property acquisitions and construction completions during late 2002, partially offset by the items described above.

Interest Expense

      Interest expense decreased $7.5 million and $2.6 million, including amounts classified as discontinued operations, during the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases are primarily due to a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

General and Administrative Expenses

     The $2.2 million and $4.5 million increase in general and administrative expenses for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 relates primarily to $1.2 million in severance costs incurred during the six months ended June 30, 2003, increased depreciation of capitalized costs associated with our new revenue management program called Lease Rent Options™, new on-site property management software, and a decrease in amounts charged to Ameriton for development activities.

Other Expenses

     The $25.1 million and $25.4 million increase in other expenses for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 is principally due to a $25.0 million expense for estimated and incurred legal fees, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

Provision for Possible Loss on Investments

      During the six months ended June 30, 2003, we recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the six months ended June 30, 2003. No provision was recognized for the three or six months ended June 30, 2002.

Minority Interests and Preferred Share Dividends

     Minority interest decreased $7.0 million and $9.2 million, for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 primarily due to the $6.7 million and $13.3 million of minority interest allocated to earnings from discontinued operations for the three and six months ended June 30, 2003, respectively, as well as lower earnings from operations and the conversion of A-1 Common Units into Common Shares. The decreases were partially offset by the issuance of 1.4 million A-1 Common Units in January 2003 in exchange for land.

     The $2.7 million and $4.5 million decrease in Preferred Share dividends for the three and six months ended June 30, 2003, respectively, is primarily the result of the conversion of Series H Preferred Shares into Common Shares in May 2003, the redemption of the Series C Preferred Shares in August 2002, the conversion of Series J Preferred Shares into Common Shares in July 2002, and the lower dividends earned on Series A Preferred Shares resulting from periodic conversions by shareholders into Common Shares.

Impact of Disposition Activities

      During the three and six months ended June 30, 2003, we disposed of 14 and 20 apartment communities, representing net proceeds of $420.3 million and $549.8 million, respectively. Net gains of $48.8 million and $93.6 million were recorded for the three and six months ended June 30, 2003, respectively. As part of our capital recycling program, we anticipate our total disposition volume for 2003 to be approximately $900 million to $1.2 billion.

Discontinued Operations

     For properties accounted as discontinued operations, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

     At June 30, 2003, we had 23 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 23 properties within discontinued operations for the three and six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we sold 20 operating communities. The operating results of these 20 communities before the sale and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and six months ended June 30, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 and two of the properties sold during the three months ended June 30, 2003, were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone-Smith’s liquidity and financial condition are sufficient to meet all of our cash flow needs during 2003 and anticipated requirements thereafter. See Archstone-Smith’s condensed consolidated statements of cash flows for a summary of operating, investing and financing activities for the six months ended June 30, 2003 and 2002.

Operating Activities

     Net cash flow provided by operating activities decreased $51.5 million, for the six months ended June 30, 2003 as compared to the same period of 2002. This is principally due to a reduction in accrued expenses associated with payments during the quarter, lower Same-Store NOI and lost NOI resulting from disposition activity. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

     For the six months ended June 30, 2003, cash flows provided by investing activities increased $351.3 million as compared to the same period in 2002. The increase is principally the result of a $415.2 million increase in the net proceeds on dispositions of apartment communities, a $69.1 million decrease in investments in real estate and a $33.0 million increase in cash flows from our investments in and advances to our unconsolidated investees. These increases were partially offset by a $135.9 million reduction in cash flows from restricted cash in tax-deferred exchange escrows and an increase in other investments.

     Cash flows used in financing activities increased by $307.4 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase is principally the result of an increase of payments on Long-Term Unsecured Debt of $126.3 million and a reduction in unsecured credit facilities of $533.9 million, partially offset by a reduction in prepayments of mortgages of $310.5 million and an increase in proceeds from long-term borrowings of $48.7 million.

     Included above in the cash flows from financing activities are the payments of $158.4 million, $15.2 million and $23.5 million in dividends to Common Shares, Preferred Shares and minority interests, respectively, during the six months ended June 30, 2003.

     Our most significant non-cash investing and financing activities during the six months ended June 30, 2003 and 2002 included: (i) the contribution of two non-core development communities under construction to Ameriton in 2003, (ii) the issuance of A-1 Common Units in exchange for land in 2003, (iii) the conversion of A-1 Common Units to Common Shares in both 2003 and 2002, and (iv) the assumption of mortgages payable upon the purchase of apartment communities in 2002.

Scheduled Debt Maturities and Interest Payment Requirements

     Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of June 30, 2003, we have approximately $43.7 million of long-term debt maturing during the remainder of 2003, $102.7 million maturing during 2004 and $276.0 million maturing during 2005.

     We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $200.5 million outstanding and $599.5 million of available capacity at July 31, 2003. Archstone-Smith’s unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 2.43%, 6.29% and 5.67%, respectively, as of June 30, 2003. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance will all financial covenants pertaining to our debt instruments during the period ended June 30, 2003.

Shareholder Dividend Requirements

     Based on anticipated distribution levels for 2003 and the number of shares and units outstanding as of June 30, 2003, we anticipate that we will pay distributions and dividends of $392.8 million in the aggregate during 2003. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including A-1 Common Units.

Planned Investments

     Following is a summary of unfunded planned investments as of June 30, 2003 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction.

                                                                                   Planned Investments
                                                                            --------------------------------
                                                                Units        Discretionary      Committed
                                                            --------------  ----------------  --------------
Communities under redevelopment (1).......................          6,542        $   48,092       $  17,044
Communities under construction............................          1,748                 -         167,831
Communities In Planning and owned.........................          3,099           675,803               -
Communities In Planning and Under Control.................            428            62,512               -
Community acquisitions under contract.....................          1,417           209,000               -
                                                            --------------  ----------------  --------------
     Total................................................         13,234        $  995,407      $  184,875
                                                            ==============  ================  ==============

(1)     Includes planned investments at seven properties undergoing major redevelopment.

In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities, as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004 and expect to start construction on approximately $175 to $250 million, based on Total Expected Investment, of communities that are currently classified as In Planning during the remainder of 2003. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and proceeds from our unsecured credit facilities or dispositions during 2003 will be sufficient to fund debt principal payments and anticipated dividend/distribution requirements. To fund planned investment activities, we had $599.5 million in available capacity on our unsecured credit facilities and $4.5 million of cash on hand at July 31 2003. In addition, during 2003, we expect to complete the dispositions of $900 million to $1.2 billion of operating communities.

     At June 30, 2003, Archstone-Smith and the Operating Trust had approximately $1.1 billion available in shelf registered securities, which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      During 2002 and the first quarter of 2003, we accrued or incurred a liability for approximately $32.3 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, approximately $12.8 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we have increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million. As of June 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $34.1 million, of which $20.5 represents capitalized expenditures.

     The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. It is also possible that current settlement discussions will not be successful or will not be approved by the court, requiring further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who subsequently opt out of the settlement nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. We are still in discussions with our insurance providers and therefore no estimate for recovery has been recorded. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. However, we cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

     We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe the lawsuits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of these suits, it is not possible to predict or determine the outcome of the legal actions, nor is it reasonably possible to estimate the amount of loss should there be adverse decisions. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the recent legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

     As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

     The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we may be required to use our own funds to resolve the issue, including litigation costs.

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

Internal Cost Capitalization

     We have an investment organization and infrastructure that supports the due diligence, land acquisition, development and redevelopment of apartment communities. Consistent with GAAP, all direct and indirect costs, including interest and real estate taxes, incurred during construction relating to these activities are capitalized. Included in these costs is management’s estimate for the portion of internal costs that are incremental and deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”. If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses.

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

Capital Expenditures and Depreciable Lives

     We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment and is therefore considered a “critical accounting estimate.”

Moisture Infiltration and Resulting Mold Remediation Costs

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

     We accrue for litigation settlement costs when a loss contingency is both probable and the amount of loss can be reasonably estimated. Estimating the likelihood and amount of a loss contingency requires significant judgment by management and is therefore considered a "critical accounting estimate". We base these estimates on the best information available as of the end of the period, which includes, but is not limited to, estimates obtained from third-party contractors as well as actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for a known legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Off Balance Sheet Arrangements

     Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include a $48.2 million investment in real estate joint ventures and a $352.8 million investment in Ameriton at June 30, 2003. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $5.8 million of available capacity at June 30, 2003. Additionally, we have extended an uncommitted unsecured credit facility with Ameriton whereby advances are made solely at our discretion. Ameriton had $100.1 million of available capacity on this facility at June 30, 2003. Although we have not yet determined the total impact of adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” we expect to consolidate the results of Ameriton in the third quarter of 2003.

      CES is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. We have recognized $4.1 million of these contingent proceeds during the six months ended June 30, 2003, since this amount of the indemnified accounts receivable was collected.

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

     SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC's senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets int he accompanying condensed consolidated balance sheets.

     Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of June 30, 2003, $44.2 million of these performance bond guarantees were still outstanding. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

Contractual Commitments

     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                                2004         2006      2008 thru
                                                   2003       and 2005     and 2007       2095          Total
                                                ----------- ------------ ------------ ------------- ------------
 Scheduled long-term debt maturities...........    $  43.7     $  378.7     $  861.5    $  2,506.3   $  3,790.2
 Unsecured credit facilities (1)...............      123.8            -            -             -        123.8
 Ameriton credit facility......................        4.2            -            -             -          4.2
 Development and redevelopment expenditures....      184.9            -            -             -        184.9
 Performance bond guarantees (2)...............       54.4         19.5            -             -         73.9
 Lease commitments and other (3)...............       19.8         13.8          9.8         194.8        238.2
                                                ----------- ------------ ------------ ------------- ------------
    Total.....................................    $  430.8     $  412.0     $  871.3    $  2,701.1   $  4,415.2
                                                =========== ============ ============ ============= ============

(1) The $700 million unsecured credit facility matures on December 20, 2003, and has a one-year extension at our option. We plan to renew and extend the facility for three years during 2003, although no assurances can be given that we can renew the facility on acceptable terms.
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

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We are required to adopt this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. We do not anticipate that the adoption of SFAS 149 will have a material impact on our financial position, net earnings or cash flows.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It requires that certain financial instruments, formerly presented as equity, be classified as liabilities. We do not anticipate that the adoption of SFAS 150 will have a material impact on our financial position, net earnings or cash flows.

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

Item 4. Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of Archstone-Smith’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We are subject to two class action claims in connection with moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida. These claims are Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the "Henriques Claim") and Santos, et al. v. Archstone-Smith Operating Trust et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents of one of our Southeast Florida properties. The case alleges that mold contamination at the property caused by faulty air-conditioning resulted in both personal injuuries to the plaintiffs and damage to their property. Plaintiffs seek both injunctive relief and unspecified monetary and punitive damages. We are currently in settlement discussions with the plaintiffs in this matter. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for Archstone-Smith's counsel and plaintiffs' counsel, as well as estimated settlement costs as of June 30, 2003. See Management's Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q for further discussion regarding this accrual. No assurances can be given that the settlement discussion will be successful or that the court will approve the settlement.

      In addition, a claim, Michel, et al, v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, and another claim, Semidey, et al, v. Archstone-Smith Operating Trust et. al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at two of our Southeast Florida properties. The plaintiffs in these cases make substantially the same allegations as those made in the Henriques Claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe these lawsuits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with adverse decisions. No assurances can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual shareholder's meeting held on May 20, 2003, our shareholders re-elected the following individuals to serve on the board.

                                            Shares Vote in   Shares Withheld/
                 Name                            Favor          Against
------------------------------------------ ---------------  ---------------
John M. Richman                               110,667,023       46,952,786
John C. Schweitzer                            110,728,480       46,891,329
Robert H. Smith                               110,170,180       47,449,629

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

     12.1     Computation of Ratio of Earnings to Fixed Charges

     12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

     15.1     Letter from KPMG LLP dated August 7, 2003, regarding unaudited financial information

     31.1     Certification of Chief Executive Officer

     31.2     Certification of Chief Financial Officer

     32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K: The following report on Form 8-K was filed during the period covered by this report.

      On June 9, 2003, Archstone-Smith filed a Form 8-K disclosing two claims filed in the Circuit Court of the
      Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of classes of residents of two of our Southeast Florida properties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ARCHSTONE-SMITH TRUST

                     BY:              /S/ R. SCOT SELLERS
                                  R. Scot Sellers
                                   Chairman and
                             Chief Executive Officer

                     BY:              /S/ CHARLES E. MUELLER, JR.
                               Charles E. Mueller, Jr.
                               Chief Financial Officer
                            (Principal Financial Officer)

                     BY:              /S/ MARK A. SCHUMACHER
                                  Mark A. Schumacher
                         Senior Vice President and Controller
                            (Principal Accounting Officer)

Date: August 7, 2003

                                                                                              EXHIBIT 12.1

                                           ARCHSTONE-SMITH TRUST
                             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                       (Dollar amounts in thousands)

                                                (Unaudited)

                                 Six Months Ended                   Twelve Months Ended
                                     June 30,                          December 31,
                             ---------------------- ------------------------------------------------------
                              2003(1)(2)   2002(1)    2002(1)   2001(1)    2000(1)   1999(1)    1998(1)
                             ----------- ---------- ---------- --------- ---------- --------- ------------
Earnings from operations....  $  66,010  $ 104,617  $ 260,160  $ 151,175 $ 155,704  $158,670  $  117,482
Add:
   Interest expense.........     94,913     90,399    176,186    105,817   114,041    99,261      65,312
                             ----------- ---------- ---------- --------- ---------- --------- ------------
Earnings as adjusted........  $ 160,923  $ 195,016  $ 436,346  $ 256,992 $ 269,745  $257,931  $  182,794
                             =========== ========== ========== ========= ========== ========= ============

Fixed charges:
   Interest expense.........  $  94,913  $  90,399  $ 176,186  $ 105,817 $ 114,041  $ 99,261   $  65,312
   Capitalized interest.....      8,911     11,870     21,652     20,294    24,317    31,912      29,942
                             ----------- ---------- ---------- --------- ---------- --------- ------------
     Total fixed charges....  $ 103,824  $  102,269 $ 197,838  $ 126,111 $ 138,358  $131,173   $  95,254
                             =========== ========== ========== ========= ========== ========= ============

Ratio of earnings to fixed
charges.....................     1.5        1.9        2.2        2.0       1.9       2.0         1.9
                             =========== ========== ========== ========= ========== ========= ============

(1) Net earnings from discontinued operations have been reclassified for all periods presented.
(2) The six months ended June 30, 2003 include $25.0 million in expense for estimated and incurred legal fees for Archstone-Smith's counsel and plaintiffs' counsel, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

                                                                                                                           EXHIBIT 12.2
                                                         ARCHSTONE-SMITH TRUST
                                      COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                                                     AND PREFERRED SHARE DIVIDENDS

                                                     (Dollar amounts in thousands)

                                                              (Unaudited)

                                                   Six Months Ended                   Twelve Months Ended
                                                        June 30,                         December 31,
                                                --------------------- --------------------------------------------------
                                                   2003(1)   2002(1)   2002(1)  2001(1)   2000(1)    1999(1)    1998(1)
                                                ----------- --------- -------- --------- --------- ---------- ----------
Earnings from operations.......................  $  66,010  $ 104,617 $260,160 $151,175  $ 155,704 $ 158,670  $ 117,482
Add:
    Interest expense...........................     94,913     90,399  176,186  105,817    114,041    99,261     65,312
                                                ----------- --------- -------- --------- --------- ---------- ----------
Earnings as adjusted...........................  $ 160,923  $ 195,016 $436,346 $256,992  $ 269,745 $ 257,931  $ 182,794
                                                =========== ========= ======== ========= ========= ========== ==========

Combined fixed charges and Preferred Share
 dividends:
    Interest expense...........................  $  94,913  $  90,399 $176,186 $105,817  $114,041  $  99,261  $  65,312
    Capitalized interest.......................      8,911     11,870   21,652   20,294    24,317     31,912     29,942
                                                ----------- --------- -------- --------- --------- ---------- ----------
     Total fixed charges.......................    103,824    102,269  197,838  126,111   138,358    131,173     95,254
                                                ----------- --------- -------- --------- --------- ---------- ----------
    Preferred Share dividends..................     12,977     17,440   32,185   22,277    25,340     23,733     20,938
                                                ----------- --------- -------- --------- --------- ---------- ----------
Combined fixed charges and Preferred Share
 dividends.....................................  $ 116,801  $ 119,709 $230,023 $148,388  $163,698  $ 154,906  $ 116,192
                                                =========== ========= ======== ========= ========= ========== ==========
Ratio of earnings to combined fixed charges and        1.4        1.6      1.9      1.7       1.6        1.7        1.6
    Preferred Share dividends.................. =========== ========= ======== ========= ========= ========== ==========

(1) Net earnings from discontinued operations have been reclassified for all periods presented.
(2) The six months ended June 30, 2003 include $25.0 million in expense for estimated and incurred legal fees for Archstone-Smith's counsel and plaintiffs' counsel, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

EXHIBIT 15.1

Board of Trustees
Archstone-Smith Trust:

Re: Registration Statements Nos. 333-44639-01(Form S-3), 333-63734-01 (Form S-4), 333-72550 (Form S-8), 333-72506 (Form S-8), 333-60817-99 (Form S-8), 333-60815-99 (Form S-8), 333-31033-99 (Form S-8), 333-31031-99 (Form S-8), 333-43723-99 (Form S-8), 333-72348-01 (Form S-4), 333-64540-01 (Form S-4), 333-89160 (Form S-3), 333-86744 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 18, 2003, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Denver, Colorado
August 7, 2003

                                                                                                           EXHIBIT 31.1

                                                        CERTIFICATIONS

I, R. Scot Sellers, certify that:

1.    I have reviewed this report on Form 10-Q of Archstone-Smith Trust (the "registrant").

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant's other certifying  officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

      a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c)   Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function);

      a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

      b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                        BY: /S/ R. SCOT SELLERS
                                                            R. Scot Sellers
                                                             Chairman and
                                                        Chief Executive Officer

Date: August 7, 2003

                                                                                                            EXHIBIT 31.2
                                                            CERTIFICATIONS

I, Charles E. Mueller, Jr., certify that:

1.   I have reviewed this report on Form 10-Q of Archstone-Smith Trust (the "registrant").

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)   Disclosed in this report any change in the registrant's  internal  control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially  affected,  or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function);

     a)   All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                    BY: /S/ CHARLES E. MUELLER, JR.
                                                        Charles E. Mueller, Jr.
                                                        Chief Financial Officer
                                                     (Principal Financial Officer)

Date: August 7, 2003

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Executive Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the Issuer), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended June 30, 2003, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: August 7, 2003

/S/ R. SCOT SELLERS
R. Scot Sellers, Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Financial Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended June 30, 2003, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: August 7, 2003

/S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Chief Financial Officer