Form 10-Q
period 2003-09-30
ARCHSTONE SMITH TRUST
filed 2003-11-12
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, there were approximately 191,230,908 of the Registrant’s Common Shares outstanding.

Table of Contents

                                                                                                              Page
Item                                     Description                                                         Number

                                                        PART I
 1.  Financial Statements
     Condensed Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002..........
     Condensed Consolidated Statements of Earnings - Three and nine months ended September 30, 2003 and 2002 (unaudited)..............................................................................
     Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income - Nine months ended
        September 30, 2003 (unaudited).....................................................................
     Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002
        (unaudited)........................................................................................
     Notes to Condensed Consolidated Financial Statements (unaudited)......................................
     Independent Accountants' Review Report................................................................
 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................
 3.  Quantitative and Qualitative Disclosures About Market Risk............................................
 4.  Controls and Procedures...............................................................................

                                                       PART II
 1.  Legal Proceedings.....................................................................................
 6.  Exhibits and Reports on Form 8-K......................................................................

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

                                                                                            September 30,      December 31,
                                     ASSETS                                                     2003              2002
                                                                                           -----------------  ----------------
                                                                                              (Unaudited)
Real estate...........................................................................         $ 8,373,693      $ 7,713,562
Real estate - held for sale...........................................................             523,319        1,584,173
Less accumulated depreciation.........................................................             630,813          578,855
                                                                                           -----------------  ----------------
                                                                                                 8,266,199        8,718,880
Investments in and advances to unconsolidated entities................................              97,054          116,594
                                                                                           -----------------  ----------------
     Net investments..................................................................           8,363,253        8,835,474

Cash and cash equivalents.............................................................              35,196           12,846

Restricted cash in tax-deferred exchange escrow.......................................              84,232                -
Other assets..........................................................................             302,176          247,706
                                                                                           -----------------  ----------------
     Total assets.....................................................................         $ 8,784,857      $ 9,096,026
                                                                                           =================  ================
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unsecured credit facilities........................................................             $ 2,000        $ 365,578
   Long-Term Unsecured Debt...........................................................           1,869,199        1,776,103
   Mortgages payable..................................................................           1,900,209        1,854,318
   Mortgages payable - held for sale..................................................              56,553          325,679

   Dividends payable..................................................................               1,593           81,228
   Accounts payable, accrued expenses and other liabilities...........................             287,908          301,393
                                                                                           -----------------  ----------------
     Total liabilities................................................................           4,117,462        4,704,299
                                                                                           -----------------  ----------------

Minority interest.....................................................................             578,504          547,909
                                                                                           -----------------  ----------------
Shareholders' equity:
   Convertible Preferred Shares.......................................................             122,648          194,671

   Perpetual Preferred Shares.........................................................              98,940           99,370

   Common Shares (190,561,070 shares in 2003 and 180,705,795 shares in 2002)..........               1,906            1,807
   Additional paid-in capital.........................................................           3,862,348        3,696,465
    Accumulated other comprehensive earnings (loss)...................................              12,250          (12,339)
   Distributions in excess of net earnings............................................              (9,201)        (136,156)
                                                                                           -----------------  ----------------

     Total shareholders' equity.......................................................           4,088,891        3,843,818
                                                                                           -----------------  ----------------
     Total liabilities and shareholders' equity.......................................         $ 8,784,857      $ 9,096,026
                                                                                           =================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Earnings

(In thousands, except per share amounts)
(Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                ------------------------------    -----------------------------
                                                                     2003             2002            2003             2002
                                                                -------------     ------------    ------------     ------------
Revenues:
     Rental revenues..........................................    $  222,565        $ 216,860       $ 655,418        $ 638,542
     Income from unconsolidated entities......................         1,714            3,748           1,008           15,429
     Other income.............................................         3,833            1,506          14,690            4,760
                                                                -------------     ------------    ------------     ------------
                                                                     228,112          222,114         671,116          658,731
                                                                -------------     ------------    ------------     ------------
Expenses:
     Rental expenses..........................................        60,326           59,847         172,718          166,338
     Real estate taxes........................................        21,119           18,445          61,171           57,132
     Depreciation on real estate investments..................        47,795           42,633         137,478          123,740
     Interest expense.........................................        46,659           39,884         138,050          121,653
     General and administrative expenses .....................        12,558           11,737          38,200           33,072
     Other expenses...........................................        10,443           12,740          39,983           18,169
                                                                -------------     ------------    ------------     ------------
                                                                     198,900          185,286         587,600          520,104
                                                                -------------     ------------    ------------     ------------
Earnings from operations......................................        29,212           36,828          83,516          138,627
Plus: gains on dispositions of real estate investments........             -            3,500               -           28,044
     Less: minority interest..................................         4,012            5,881          11,344           22,892
                                                                -------------     ------------    ------------     ------------
Net earnings before discontinued operations...................        25,200           34,447          72,172          143,779
     Plus: net earnings from discontinued apartment                  131,228
        communities...........................................                         28,253         234,629           62,018
                                                                -------------     ------------    ------------     ------------
Net earnings..................................................       156,428           62,700         306,801          205,797
     Less: Preferred Share dividends..........................         4,812            7,702          17,789           25,142
                                                                -------------     ------------    ------------     ------------
Net earnings attributable to Common Shares - Basic...........     $  151,616        $  54,998       $ 289,012         $180,655
                                                                =============     ============    ============     ============

Weighted average Common Shares outstanding - Basic...........        189,276          178,930         185,286          176,779
                                                                -------------     ------------    ------------     ------------

Weighted average Common Shares outstanding - Diluted.........        196,600          179,898         194,823          178,011
                                                                -------------     ------------    ------------     ------------

Earnings per Common Share - Basic:
       Net earnings before discontinued operations...........     $     0.11        $    0.15       $    0.29        $    0.67
       Discontinued operations, net..........................           0.69             0.16            1.27             0.35
                                                                -------------     ------------    ------------     ------------
       Net earnings..........................................     $     0.80        $    0.31       $    1.56        $    1.02
                                                                =============     ============    ============     ============

Earnings per Common Share - Diluted:
       Net earnings before discontinued operations..........      $     0.11        $    0.15       $    0.29        $    0.67
       Discontinued operations, net.........................            0.68             0.16            1.26             0.35
                                                                -------------     ------------    ------------     ------------
       Net earnings.........................................      $     0.79        $    0.31       $    1.55        $    1.02
                                                                =============     ============    ============     ============

Dividends paid per Common Share.............................      $   0.4275        $  0.4250       $  1.2825        $  1.2750
                                                                =============     ============    ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Invome

Nine Months Ended September 30, 2003

(In thousands)
(Unaudited)

                               Convertible    Perpetual
                                Preferred     Preferred
                                Shares at     Shares at                                Accumulated    Distributions
                                Aggregate     Aggregate      Common      Additional       Other         in Excess
                               Liquidation   Liquidation    Shares at     Paid-in     Comprehensive      of Net
                                Preference    Preference    Par Value     Capital     Earnings/(Loss)   Earnings         Total
                               ------------- ------------- ------------ ------------- --------------- -------------- --------------

Balances at December 31, 2002   $ 194,671     $   99,370    $  1,807     $3,696,465    $    (12,339)   $  (136,156)   $  3,843,818

Comprehensive income:

   Net earnings..............           -              -           -              -               -        306,801         306,801

   Preferred Share dividends.           -              -           -              -               -        (17,789)        (17,789)

   Change in fair value of
     cash flow hedges........           -              -           -              -           1,475              -           1,475

     Change in fair value of
     marketable securities...           -              -           -              -          23,114              -          23,114
                                                                                                                     --------------
Comprehensive income                                                                                                       313,601
   attributable to Common                                                                                            --------------
   Shares....................

Common Share dividends.......           -              -           -              -               -       (162,136)       (162,136)

A-1 Common Units converted
   into Common Shares........           -              -          12         22,901               -              -          22,913
Conversion of  Preferred
   Shares into Common
   Shares.............            (72,023)             -          53         71,970               -              -               -

Common Share repurchases.....           -              -          (6)       (13,157)              -              -         (13,163)

Preferred Share repurchases..           -           (430)          -            (30)              -              -            (460)

Proceeds from Dividend
   Reinvestment Plan (DRIP)..           -              -          21         48,515               -              -          48,536

Other, net...................           -              -          19         35,684               -             79          35,782
                               ------------- ------------- ------------ ------------- --------------- -------------- --------------
Balances at September 30,
  2003.......................   $ 122,648     $   98,940    $  1,906     $3,862,348    $     12,250    $    (9,201)   $  4,088,891
                               ============= ============= ============ ============= =============== ============== ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Cash Flows

(In thousands)
(Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                               -----------------------------------
                                                                                                    2003               2002
                                                                                               ----------------  -----------------
Operating activities:
   Net earnings..............................................................................      $ 306,801          $ 205,797
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...........................................................        148,162            147,577
     Gains on dispositions of depreciated real estate, net...................................       (243,718)           (68,801)
     Provision for possible loss on real estate investments..................................          3,714                  -
     Minority interest.......................................................................         43,187             31,443
   Change in other assets....................................................................          7,972            (37,525)
   Change in accounts payable, accrued expenses and other liabilities........................        (19,413)            39,997
   Other, net................................................................................          4,030             (2,097)
                                                                                               ----------------  -----------------
     Net cash flow provided by operating activities..........................................        250,735            316,391
                                                                                               ----------------  -----------------
Investing activities:
   Real estate investments...................................................................       (623,713)          (616,606)
   Change in investments in and advances to unconsolidated entities, net.....................         19,540             (8,705)
   Proceeds from dispositions, net of closing costs..........................................      1,217,461            246,012
   Change in tax-deferred exchange escrow....................................................        (84,232)            79,200
   Other, net................................................................................        (47,061)           (17,420)
                                                                                               ----------------  -----------------
     Net cash flow provided by (used in) investing activities................................        481,995           (317,519)
                                                                                               ----------------  -----------------
Financing activities:
   Proceeds from Long-Term Unsecured Debt, net of issuance costs.............................        247,225            495,879
   Payments on Long-Term Unsecured Debt......................................................       (151,250)           (27,500)
   Principal prepayment of mortgages payable, including prepayment penalties.................       (263,442)          (454,000)
   Regularly scheduled principal payments on mortgages payable...............................         (8,993)            (8,112)
   Proceeds from mortgage notes payable......................................................         52,299            178,408
   Payments on/proceeds from unsecured credit facilities, net................................       (363,578)           120,761
   Proceeds from Common Shares issued under DRIP and employee stock options..................         87,885             54,933
   Repurchase of Common Shares and Preferred Shares..........................................        (13,624)           (49,300)
   Redemption of perpetual preferred units...................................................         -                 (12,000)
   Cash dividends paid on Common Shares......................................................       (239,553)          (226,078)
   Cash dividends paid on Preferred Shares...................................................        (20,007)           (25,488)
   Cash dividends paid to minority interests.................................................        (35,523)           (36,577)
   Other, net................................................................................         (1,819)             2,655
                                                                                               ----------------  -----------------
     Net cash flow (used in) provided by financing activities................................       (710,380)            13,581
                                                                                               ----------------  -----------------
Net change in cash and cash equivalents......................................................         22,350             12,453
Cash and cash equivalents at beginning of period.............................................         12,846              7,027
                                                                                               ----------------  -----------------
Cash and cash equivalents at end of period...................................................      $  35,196         $  19,480
                                                                                               ================  =================
Significant non-cash investing and financing activities:
   A-1 Common Units issued in exchange for land..............................................      $  33,355           $     -
   Conversion of Series H Preferred Shares into Common Shares................................         71,500                 -
   A-1 Common Units converted to Common Shares...............................................         22,913            41,478
   Conversion of Series A Preferred Shares into Common Shares................................              -             5,460
   Conversion of Series J Preferred Shares into Common Shares................................              -            25,000
   Assumption of mortgages payable upon purchase of apartment communities....................              -           205,542
   B Common Units issued in exchange for real estate.........................................              -             8,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2003 and 2002
(Unaudited)

(1)      Description of the Business and Summary of Significant Accounting Policies

     Business

        Our business is conducted primarily through our majority owned subsidiary, Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 88.4% of the Operating Trust’s outstanding common units and the remaining 11.6% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

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

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

     Moisture Infiltration and Resulting Mold Remediation Costs

        We estimate and accrue costs related to the correction of moisture infiltration and related mold remediation when we anticipate incurring such remediation costs because of the assertion of a legal claim or threatened litigation. When we incur remediation costs at our own discretion, the cost is recognized as incurred. Costs of addressing moisture infiltration and resulting mold remediation issues are only capitalized, subject to recoverability, when it is determined by management that such costs also extend the life, increase the capacity, or improve the safety or efficiency of the property relative to when the community was originally constructed or acquired, if later. All other related costs are expensed.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

     Legal Fees

        We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

     Real Estate and Depreciation

        We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and then to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

     Stock-Based Compensation

        As of September 30, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the nine months ended September 30, 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                              ------------------------------   -----------------------------
                                                                   2003           2002              2003          2002
                                                              --------------- --------------   -------------- --------------
Net earnings attributable to Common Shares - Basic..........     $ 151,616      $  54,998        $  289,012     $ 180,655
Add:  Stock-based employee compensation
  expense included in reported net earnings.................             -              -                 -             -
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards...          (379)         (451)           (1,228)       (1,386)
                                                              --------------- --------------   -------------- --------------
Pro forma net earnings attributable to Common Shares - Basic.    $ 151,237      $  54,547        $  287,784     $ 179,269
                                                              =============== ==============   ============== ==============

Net earnings per Common Share:
    Basic - as reported.....................................     $    0.80      $    0.31        $     1.56     $    1.02
                                                              =============== ==============   ============== ==============
    Basic - pro forma.......................................     $    0.80      $    0.30        $     1.55     $    1.01
                                                              =============== ==============   ============== ==============

    Diluted - as reported...................................     $    0.79      $    0.31        $     1.55     $    1.02
                                                              =============== ==============   ============== ==============
    Diluted - pro forma.....................................     $    0.79      $    0.30        $     1.54     $    1.01
                                                              =============== ==============   ============== ==============

Weighted average risk-free interest rate....................         3.54%          4.06%             3.54%         4.06%
Weighted average dividend yield.............................         6.74%          6.79%             6.74%         6.79%
Weighted average volatility.................................        19.58%         15.67%            19.58%        15.67%
Weighted average expected option life.......................     5.0 years      5.0 years         5.0 years     5.0 years
     New Accounting Pronouncements

         We adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", in July 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires us to consolidate the results of variable interest entities in which we have a majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of our subsidiary, Ameriton Properties Incorporated ("Ameriton"), for all periods presented.

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." We adopted this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. The adoption of SFAS 149 did not have a material impact on our financial position, net earnings or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement is effective for financial instruments entered into or modified after May 31, 2003, with the exception of the application to non-controlling (minority) interests in finite-life entities, which has been deferred indefinitely. The Statement requires that certain financial instruments, formerly presented as equity, be classified as liabilities. The adoption of SFAS 150 did not have a material impact on our financial position, net earnings or cash flows.

     Reclassifications

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

     Per Share Data

         Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   ---------------------------    ----------------------------
                                                                       2003           2002            2003            2002
                                                                   ------------  -------------    ------------   -------------
    Reconciliation of numerator between basic and diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares - Basic.............      $151,616        $54,998        $289,012       $180,655
   Dividends on Convertible Preferred Shares...................         2,782              -          11,692              -
   Minority interest - convertible operating partnership units.           347             36             364            156
                                                                   ------------  -------------    ------------   -------------
Net earnings attributable to Common Shares - Diluted...........      $154,745        $55,034        $301,068       $180,811
                                                                   ============  =============    ============   =============
    Reconciliation of denominator between basic and diluted net earnings per Common Share (1):
Weighted average number of Common Shares
    outstanding - Basic........................................       189,276        178,930         185,286        176,779
   Assumed conversion of Convertible Preferred Shares into
       Common Shares...........................................         6,517              -           9,155              -
   Assumed exercise of options.................................           807            968             382          1,232
                                                                   ------------  -------------    ------------   -------------
Weighted average number of Common Shares
    outstanding - Diluted......................................       196,600        179,898         194,823        178,011
                                                                   ============  =============    ============   =============

         (1)         Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2)     Real Estate

     Investments in Real Estate

         Investments in real estate (at cost including held for sale) were as follows (dollar amounts in thousands):

                                                              September 30, 2003            December 31, 2002
                                                         ----------------------------- ----------------------------
                                                            Investment     Units (1)      Investment     Units (1)
                                                         --------------- ------------- --------------- ------------
Archstone-Smith apartment communities:
   Operating communities...............................    $  7,986,229        64,700    $ 8,380,779        75,693
   Communities under construction......................         175,161         1,355        328,390         2,295
   Development communities In Planning:
     Owned.............................................         156,303         3,765         89,501         2,870
     Under control (2).................................               -           112              -           428
                                                         --------------- ------------- --------------- ------------
      Total development communities In Planning........         156,303         3,877         89,501         3,298
                                                         --------------- ------------- --------------- ------------
        Total Archstone-Smith apartment communities....       8,317,693        69,932      8,798,670        81,286
                                                         --------------- ------------- --------------- ------------
Land ..................................................           9,784                        9,835
Other..................................................          45,122                       30,480
Ameriton apartment communities.........................         524,413         6,361        458,750         6,262
                                                         --------------- ------------- --------------- ------------
        Total real estate..............................    $  8,897,012        76,293    $ 9,297,735        87,548
                                                         =============== ============= =============== ============

         (1)         Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
         (2)         Archstone-Smith's investment as of September 30, 2003 and December 31, 2002 for developments Under Control was $1.0 million and
                      $3.0 million, respectively, and is reflected on the "Other assets" caption of our Balance Sheets.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

        The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2002............................................................         $   9,297,735
     Acquisition-related expenditures...................................................               381,212
     Redevelopment expenditures.........................................................                52,195
     Recurring capital expenditures.....................................................                26,903
     Development expenditures, excluding land acquisitions..............................               140,559
     Dispositions.......................................................................            (1,057,003)
     Provision for possible loss on real estate investments.............................                (3,714)
     Net Ameriton investment activity...................................................                59,125
                                                                                            --------------------
Balance at September 30, 2003...........................................................         $   8,897,012
                                                                                            ====================

     At September 30, 2003, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $340.2 million, of which $321.9 million related to communities under construction.

(3)     Discontinued Operations

     Consistent with our capital recycling program, we had 17 operating apartment communities, representing 5,098 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2003. Accordingly, we have classified the operating earnings from these 17 properties within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, we sold 44 operating communities. The operating results of these 44 communities and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and nine months ended September 30, 2002, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four of the apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                   ----------------------------    -----------------------------
                                                                       2003             2002           2003             2002
                                                                   ------------     -----------    ------------    -------------
Rental revenues.................................................      $ 25,015         59,489        $ 116,486       $ 176,726
Rental expenses.................................................        (8,946)       (19,645)         (38,480)        (53,555)
Real estate taxes...............................................        (2,735)        (5,669)         (11,581)        (17,909)
Depreciation on real estate investments.........................        (1,586)       (10,097)         (13,888)        (29,416)
Interest expense (1)............................................        (5,777)       (15,096)         (26,069)        (45,761)
Provision for possible loss on real estate investments..........             -              -           (3,714)              -
Minority interest...........................................           (17,277)        (3,968)         (31,843)         (8,824)
Ameriton gains on dispositions of real estate investments, net.         23,641         19,573           31,260          20,417
Archstone-Smith gains on dispositions of real estate
investments, net................................................       118,893          3,666          212,458          20,340
                                                                   ------------     -----------    ------------    -------------
Net earnings from discontinued apartment communities............     $ 131,228        $28,253        $ 234,629        $ 62,018
                                                                   ============     ===========    ============    =============

         (1)         The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $5.4 million and $10.4 million for the three months ended September 30, 2003 and 2002 and $21.3 million and $31.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(4)     Consolidation of Ameriton Properties Incorporated

         We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” during the third quarter of 2003. As a result of this adoption, we have consolidated the results of Ameriton for all periods presented. We previously accounted for Ameriton using the equity method.

        In addition, we acquired our chief executive officer’s voting interest in Ameriton during the third quarter of 2003 for approximately $72,000. As of September 30, 2003, we own 100% of the economic interest in Ameriton.

(5)      Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. At September 30, 2003, the investment balance consists of $47.6 million in Archstone-Smith joint ventures and $49.4 million in Ameriton joint ventures. At December 31, 2002, the investment balance consists of $54.9 million in Archstone-Smith joint ventures and $61.7 million in Ameriton joint ventures.

      Sale of Smith Management Construction, Inc.

     Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments that begin in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

(6)     Borrowings

      Unsecured Credit Facilities

The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                    As of and for the
                                                                      Nine Months           As of and for the
                                                                         Ended                 Year Ended
                                                                      September 30,            December 31,
                                                                          2003                    2002
                                                                   ------------------    ------------------
Total unsecured revolving credit facility........................     $   700,000           $   700,000
Borrowings outstanding at end of period..........................               -               348,500
Outstanding letters of credit under this facility................          35,749                11,890
Weighted average daily borrowings................................         297,537               248,398
Maximum borrowings outstanding during the period.................         511,500               465,000
Weighted average daily nominal interest rate.....................           1.99%                 2.26%
Weighted average daily effective interest rate...................           2.77%                 3.08%

      See Footnote 13, Subsequent Events, for information on the renewal of our unsecured revolving credit facility.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

        We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.65% to 1.95% during the nine months ended September 30, 2003. At September 30, 2003 and December 31, 2002, there were $2.0 million and $17.1 million of borrowings outstanding under this agreement, respectively.

      Long-Term Unsecured Debt

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                          Effective        Balance at                              Average
                                            Coupon         Interest       September 30,         Balance at        Remaining
             Type of Debt                  Rate (1)        Rate (2)           2003          December 31, 2002    Life (Years)
---------------------------------------  --------------  -------------  ------------------  ------------------- --------------

Long-term unsecured senior notes....             6.36%          6.48%        $  1,791,245         $  1,692,727            5.6
Unsecured tax-exempt bonds..........             1.77%          2.00%              77,954               83,376           25.7
                                         --------------  -------------  ------------------  ------------------- --------------
     Total/average..................             6.16%          6.29%        $  1,869,199         $  1,776,103            6.4
                                         ==============  =============  ==================  =================== ==============

         (1)          Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
         (2)          Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

      Mortgages payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable including debt on assets held for sale (dollar amounts in thousands):

                                                                                         Principal Balance(2) at
                                                        Effective Interest    -------------------------------------------
              Type of Mortgage                                Rate (1)          September 30, 2003     December 31, 2002
----------------------------------------------------  ----------------------  ---------------------  --------------------

Conventional fixed rate..........................             6.45%                  $   1,547,653         $   1,595,114
                                                                                            35,330
Conventional floating rate ......................             2.52%                                              130,146
Tax-exempt fixed rate............................               -                                -                 7,035
Tax-exempt floating rate.........................             1.88%                        294,861               337,353
Floating rate construction loan..................             3.74%                         57,749                87,499
Other............................................             5.29%                         21,169                22,850
                                                      ----------------------  ---------------------  --------------------
     Total/average mortgage debt.................             5.60%                  $   1,956,762         $   2,179,997
                                                      ======================  =====================  ====================

         (1)        Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of September 30, 2003.
         (2)        Includes net fair market value adjustment recorded in connection with the Smith Merger of $61.2 million and $69.7 million at
                       September 30, 2003 and December 31, 2002, respectively.

The change in mortgages payable, including properties classified as held for sale, during the nine months ended September 30, 2003 consisted of the following (in thousands):

          Balance at December 31, 2002............................    $  2,179,997
              Regularly scheduled principal amortization..........          (8,993)
              Prepayments, final maturities and other.............        (266,541)
              Proceeds from mortgage notes payable................          52,299
                                                                    ------------------
          Balance at September 30, 2003...........................    $  1,956,762
                                                                    ==================

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

      Other

     Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the nine months ended September 30, 2003.

     For the nine months ended September 30, 2003 and 2002, the total interest paid on all outstanding debt was $175.3 million and $182.2 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2003 and 2002 was $18.5 million and $24.6 million, respectively.

(7)     Minority Interest

        Minority interest consists of the following at September 30, 2003 and December 31, 2002, (in thousands):

                                                        September 30,         December 31,
                                                             2003                 2002
                                                       -----------------    -----------------
A-1 Common Units...................................        $   505,814          $   484,049
Perpetual Preferred Units..........................             61,180               61,180
Other minority interests...........................             11,510                2,680
                                                       -----------------    -----------------
                                                           $   578,504          $   547,909
                                                       =================    =================

      Operating Trust Units

     We owned 88.4% and 88.0% of the Operating Trust’s outstanding common units as of September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003, 1.2 million A-1 Common Units were converted into Common Shares. We issued 1.4 million A-1 Common Units in exchange for land in January 2003.

(8)     Distributions to Shareholders

     The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, June 30, and September 30, 2003 and the annualized dividend we expect to pay for 2003:

                                                                     Quarterly          Annualized
                                                                   Cash Dividend       Cash Dividend
                                                                     Per Share           Per Share
                                                                  ----------------    ----------------
             Common Shares.................................           $   0.4275           $    1.71
             Series A Convertible Preferred Shares (1) ....               0.5750                2.12
             Series D Preferred Shares ....................               0.5475                2.19
             Series E Preferred Shares ....................               0.5225                2.09
             Series F Preferred Shares ....................               0.5075                2.03
             Series G Preferred Shares ....................               0.5400                2.16
             Series H Preferred Shares (2).................               0.8450                1.27
             Series I Preferred Shares (3).................                1,915               7,660
             Series K Preferred Shares ....................               0.8450                3.38
             Series L Preferred Shares ....................               0.8450                3.38

                 (1)        In October 2003, we called the Series A Convertible Preferred Shares for redemption in the fourth quarter of 2003.
                 (2)        The Series H Preferred Shares were converted into Common Shares on May 15, 2003.
                 (3)        Series I Preferred Shares have a par value of $100,000 per share.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

(9)     Segment Data

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

     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     --------------------------------     --------------------------------
                                                          2003              2002               2003              2002
                                                     --------------    --------------     --------------    --------------
Reportable apartment communities segment revenues:
   Garden communities...............................     $  135,682        $  129,716        $  397,130        $  385,839
   High-rise properties.............................         85,916            85,296           255,856           247,811
 Other non-reportable operating segment revenues....          6,514             7,102            18,130            25,081
                                                     --------------    --------------     --------------    --------------
     Total segment and consolidated revenues........     $  228,112        $  222,114        $  671,116        $  658,731
                                                     ==============    ==============     ==============    ==============

Reportable apartment communities segment NOI:
   Garden communities...............................     $   89,741        $   85,291        $  265,293        $  260,093
   High-rise properties.............................         50,552            52,262           154,202           152,609
 Other non-reportable operating segment NOI.........            827             1,015             2,034             2,370
                                                     --------------    --------------     --------------    --------------
     Total segment and consolidated NOI.............        141,120           138,568           421,529           415,072
                                                     --------------    --------------     --------------    --------------
Reconciling items:
   Income from unconsolidated entities..............          1,714             3,748             1,008            15,429
   Other income.....................................          3,833             1,506            14,690             4,760
   Depreciation on real estate investments..........        (47,795)          (42,633)         (137,478)         (123,740)
   Interest expense.................................        (46,659)          (39,884)         (138,050)         (121,653)
   General and administrative expenses..............        (12,558)          (11,737)          (38,200)          (33,072)
   Other expenses...................................        (10,443)          (12,740)          (39,983)          (18,169)
                                                     --------------    --------------     --------------    --------------
     Consolidated earnings from operations..........     $   29,212        $   36,828         $  83,516        $  138,627
                                                     ==============    ==============     ==============    ==============

                                                         September 30,        December 31,
                                                              2003                2002
                                                        ----------------     ---------------
Reportable operating communities segment assets:
   Garden communities...............................     $    4,766,127        $  5,177,665
   High-rise properties.............................          3,445,166           3,500,900
Other non-reportable operating segment assets.......             54,906              40,315
                                                        ----------------     ---------------
     Total segment assets...........................          8,266,199           8,718,880
                                                        ----------------     ---------------
Reconciling items:
   Investment in and advances to unconsolidated
entities............................................             97,054             116,594
   Cash and cash equivalents........................             35,196              12,846
   Restricted cash in tax deferred exchange escrow..             84,232                   -
   Other assets.....................................            302,176             247,706
                                                        ----------------     ---------------
     Consolidated total assets......................      $   8,784,857        $  9,096,026
                                                        ================     ===============

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

        Total capital expenditures for garden communities were $9.9 million and $24.2 million for the three and nine months ended September 30, 2003, and $17.8 million and $44.9 million for the same periods in 2002, respectively. Total capital expenditures for high-rise properties were $18.8 million and $56.4 million for the three and nine months ended September 30, 2003, and $49.7 million and $115.1 million for the same periods in 2002, respectively.

(10)         Sale of Archstone Management Services

        During May 2003, Archstone-Smith sold Archstone Management Services, our third-party management business. The transaction includes management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price will be paid in three installments based on the retention of the contracts acquired. Since the ultimate sales proceeds are contingent upon the retention of management contracts existing at the time of the sale, the gain is being deferred. We will recognize the gain from this sale when the required retention period expires in the second quarter of 2004.

(11)         Litigation and Contingencies

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

        We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million during the second quarter of 2003. As of September 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $38.6 million, of which $22.2 represents capitalized expenditures.

        The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. It is also possible that current settlement discussions will not be successful or will not be approved by the court, requiring further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who subsequently opt out of the settlement, nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

        We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe these suits are without merit and intend to vigorously contest the claims asserted in this litigation. Nonetheless, we are in ongoing discussions with the attorneys representing plaintiffs in certain of these matters in an effort to understand whether there is a rational settlement option that could result in expediting the resolution of the subject claims. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

(12)     Derivatives and Hedging Activities

     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities. We have designated this forward sale as a fair value hedge. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

        We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We exclude the hedging instrument’s time value component when assessing hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the three months ended September 30, 2003, Archstone-Smith entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. The fair value of the forward sale agreement was approximately $112,000. Subsequent to September 30, 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million and a fair value of approximately $374,000. These forward sale agreements will result in 2004 gains of approximately $22.2 million.

(13)     Subsequent Event

        In October 2003, we completed the renewal of our unsecured revolving credit facility. The new facility has total capacity of $600 million, with an accordion feature that allows the company to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Based on our current rating, the facility carries an interest rate of LIBOR plus 0.60% on outstanding borrowings, plus an annual facility fee of 0.15% of the commitment. The term of the facility is three years, with a one-year extension option available at our discretion.

        On October 31, 2003, we announced the redemption of our Series A Preferred Shares on December 1, 2003. Those Series A Preferred Shares that are not converted into Common Shares will be redeemed at a price of $25.00 per share, plus $0.39026 in accrued and unpaid dividends, for an aggregate redemption price of $25.39026 per share. At September 30, 2003, there were 2.9 million Series A Preferred Shares outstanding, which could be converted into 3.9 million Common Shares.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
Archstone-Smith Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2003 and 2002, the condensed consolidated statement of shareholders’ equity and comprehensive income for the nine month period ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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
October 17, 2003

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

     The Company

     Archstone-Smith is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 88.4% of the Operating Trust’s common units.

     Results of Operations

     Overview

        The $96.6 million increase in basic net earnings attributable to Common Shares for the three months ended September 30, 2003 as compared to the same period in 2002, is primarily attributable to significantly higher gains, due to an increase in disposition activity during the three months ended September 30, 2003.

        This increase was partially offset by:

  A 0.8% decrease in NOI from our Same-Store portfolio, driven by revenue decline of 1.9% for the three months ended September 30, 2003, as compared to the same periods in 2002 (the Same-Store population excludes all Ameriton communities) (see Note 9 in our financial statements in this Quarterly Report for a definition and reconciliation of NOI to Earnings from Operations); and
  The loss of NOI due to $1.1 billion and $407.6 million of Archstone-Smith apartment community dispositions in the first nine months of 2003 and all of 2002, respectively.

        The $108.4 million increase in basic net earnings attributable to Common Shares for the nine months ended September 30, 2003, as compared to the same period in 2002, is primarily attributable to higher gains, due to increased disposition activity during the nine months ended September 30, 2003.

        This increase was partially offset by:

  A 1.7% decrease in NOI in our Same-Store portfolio, driven by revenue decline of 1.7% for the nine months ended September 30, 2003, as compared to the same period in 2002;
  A $25.0 million expense, recorded during the second quarter of 2003, relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses; and

  A $14.4 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton joint venture dispositions and the loss of earnings associated with the sale of Consolidated Engineering Services (“CES”) and SMC.

      Apartment Community Operations

      At September 30, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

                                                                     Three Months Ended           Nine Months Ended
Garden Communities                                                     September 30,                September 30,
                                                                 ---------------------------------------------------------
                                                                     2003          2002           2003            2002
                                                                 ------------  ------------  --------------  -------------
Rental revenues............................................        $ 135,682      $129,716       $ 397,130      $ 385,839
Property operating expenses................................           45,941        44,425         131,837        125,746
                                                                 ------------  ------------  --------------  -------------
NOI........................................................          $89,741      $ 85,291       $ 265,293      $ 260,093
                                                                 ============  ============  ==============  =============
Operating margin (rental revenues less operating
  expenses/rental revenues)................................            66.1%         65.8%           66.8%          67.4%
                                                                 ============  ============  ==============  =============
Average occupancy during period............................            95.6%         95.7%           95.0%          95.0%
                                                                 ------------  ------------  --------------  -------------
Average number of operating units..........................           47,596        58,181          52,455         58,128
                                                                 ------------  ------------  --------------  -------------

                                                                     Three Months Ended           Nine Months Ended
High-Rise Properties                                                   September 30,                September 30,
                                                                 ---------------------------------------------------------
                                                                     2003          2002           2003            2002
                                                                 ------------  ------------  --------------  -------------
Rental revenues............................................         $ 85,916      $ 85,296       $ 255,856      $ 247,811
Property operating expenses................................           35,364        33,034         101,654         95,202
                                                                 ------------  ------------  --------------  -------------
NOI........................................................         $ 50,552      $ 52,262       $ 154,202      $ 152,609
                                                                 ============  ============  ==============  =============
Operating margin (rental revenues less operating
  expenses/rental revenues)................................            58.8%         61.3%           60.3%          61.6%
                                                                 ============  ============  ==============  =============
Average occupancy during period............................            93.2%         93.8%           92.8%          94.3%
                                                                 ------------  ------------  --------------  -------------
Average number of operating units..........................           20,800        22,000          21,036         21,650
                                                                 ------------  ------------  --------------  -------------

     NOI for the entire apartment portfolio, including amounts reported in discontinued operations, decreased $18.3 million or 10.6%, and $32.4 million or 6.2% for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 primarily due to:

  The loss of NOI due to $1.1 billion and $407.6 million of Archstone-Smith apartment community dispositions in the first nine months of 2003 and all of 2002, respectively; and

  Slightly negative revenue growth in our Same-Store portfolio during 2003 as compared to 2002.

      These decreases were partially offset by slightly lower rental expenses during the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Rental expenses for the three and nine months ended September 30, 2003 were positively impacted by a decrease in real estate taxes, lower utility costs, and a reduction in our marketing costs.

        The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three and nine months ended September 30 for each respective comparison period (the Same-Store population excludes all Ameriton communities):

                                                  Same-Store          Same-Store        Same-Store Net
                                                    Revenue            Expense            Operating
                                                    Decline            Decline          Income Decline
                                               ------------------  -----------------   -----------------

      Three months ended September 30               (1.9%)              (3.9%)              (0.8%)
      Nine months ended September 30                (1.7%)              (1.5%)              (1.7%)

        Based on our reported Same-Store revenue and NOI results, our strongest core markets during the period were the greater Washington D.C. metropolitan area and Southern California (which collectively represent 55% of our NOI), both of which produced positive revenue growth in the three months ended September 30, 2003. Core markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay area, Chicago, and Seattle.

        Same-Store results represent 160 and 154 apartment communities that were fully operational during the entire three and nine months ended September 30, 2003 and 2002, respectively. This excludes 19 and 25 apartment communities, for the three months and nine months ended September 30, 2002, respectively, which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (due to fires, floods, etc.). Same-Store also excludes Ameriton communities due to their short-term holding periods. The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                          ----------------------------   -----------------------------
                                                               2003           2002            2003            2002
                                                          -------------  -------------   --------------  -------------
Same-Store NOI.........................................      $131,617       $132,714        $ 377,047       $383,744
Non-Same Store NOI, including Ameriton properties
   which are not included in discontinued operations...        22,837         40,029          110,907        136,590
NOI classified as discontinued operations -
   communities sold....................................        (4,605)       (25,270)         (38,510)       (39,997)
NOI classified as discontinued operations -
   communities held for sale...........................        (8,729)        (8,905)         (27,915)       (65,265)
                                                          -------------  -------------   --------------  -------------
   Net Operating Income................................       141,120        138,568          421,529        415,072
Income from unconsolidated entities....................         1,714          3,748            1,008         15,429
Other income...........................................         3,833          1,506           14,690          4,760
Depreciation on real estate investments................       (47,795)       (42,633)        (137,478)      (123,740)
Interest expense.......................................       (46,659)       (39,884)        (138,050)      (121,653)
General and administrative expenses....................       (12,558)       (11,737)         (38,200)       (33,072)
Other expense..........................................       (10,443)       (12,740)         (39,983)       (18,169)
                                                          -------------  -------------   --------------  -------------
   Earnings from operations............................      $ 29,212       $ 36,828        $  83,516      $ 138,627
                                                          =============  =============   ==============  =============

     Income from Unconsolidated Entities

     Income from unconsolidated entities decreased $2.0 million and $14.4 million, respectively, for the three and nine months ended September 30, 2003 as compared to same periods in 2002 primarily due to a decrease in the gains from Ameriton joint ventures dispositions during 2003 and the loss of earnings associated with the sale of CES and SMC.

     Other Income

     Other income increased $2.3 million and $9.9 million, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, principally as a result of a collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and dividend income on stock investments.

     Depreciation Expense

     The $3.4 million and $1.8 million decrease in depreciation expense, including amounts classified as discontinued operations, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 is principally attributable to an increase in disposition activity and the cessation of depreciation expense on assets classified as held for sale during 2003. These decreases were partially offset by the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions.

     Interest Expense

     Interest expense decreased $2.5 million and $3.3 million, including amounts classified as discontinued operations, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases are primarily due to lower debt balances, a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

     General and Administrative Expenses

     The $0.8 million increase in general and administrative expenses for the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to higher legal costs. The $5.1 million increase in general and administrative expenses for the nine months ended September 30, 2003, respectively, as compared to the same period in 2002 relates primarily to additional severance costs and legal fees incurred during the nine months ended September 30, 2003, increased depreciation of capitalized costs associated with our new revenue management program called Lease Rent Options™, and our new on-site property management software.

     Other Expenses

     The $2.3 million decrease in other expense for the three months ended September 30, 2003, as compared to the same period in 2002 is primarily due to lower moisture infiltration and resulting mold related expenses during the third quarter of 2003 partially offset by higher Ameriton income tax expense.

        The $21.8 million increase in other expenses for the nine months ended September 30, 2003, as compared to the same period in 2002 is principally due to a $25.0 million expense recorded during the second quarter of 2003 for estimated and incurred legal fees, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

      Provision for Possible Loss on Investments

     During the first quarter of 2003 we recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the nine months ended September 30, 2003. No provision was recognized for the three or nine months ended September 30, 2002.

      Minority Interests and Preferred Share Dividends

     Minority interest, including amounts classified as discontinued operations, increased $11.4 million and $11.5 million, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 primarily due to higher earnings associated with increased gains from dispositions.

        The $2.9 million and $7.4 million decrease in Preferred Share dividends for the three and nine months ended September 30, 2003, respectively, is primarily the result of the conversion of Series H Preferred Shares into Common Shares in May 2003, the redemption of the Series C Preferred Shares in August 2002, the conversion of Series J Preferred Shares into Common Shares in July 2002, and the lower dividends earned on Series A Preferred Shares resulting from periodic conversions by shareholders into Common Shares. We expect our Preferred Share dividends to further decrease as a result of the pending redemption of our Series A Preferred Shares.

      Impact of Disposition Activities

     During the three and nine months ended September 30, 2003, Archstone-Smith disposed of 20 and 40 apartment communities, representing net proceeds of $520.8 million and $1.1 billion, respectively. Net gains of $118.9 million and $212.5 million were recorded for the three and nine months ended September 30, 2003, respectively. As part of our capital recycling program, we anticipate our total disposition volume for 2003 to be approximately $1.3 billion to $1.4 billion.

     During the three and nine months ended September, Ameriton disposed of three and four apartment communities, representing net proceeds of $114.6 million and $149.9 million, respectively. Net gains of $23.6 million and $31.2 million were recorded for the three and nine months ended September 30, 2003, respectively.

      Discontinued Operations

     For properties accounted for as discontinued operations, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

        Consistent with our capital recycling program, we had 17 operating apartment communities, representing 5,098 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2003. Accordingly, we have classified the operating earnings from these 17 properties within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, we sold 44 operating communities. The operating results of these 44 communities and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and nine months ended September 30, 2002, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four of the apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone-Smith’s liquidity and financial condition are sufficient to meet all of our cash flow needs during 2003 and anticipated requirements thereafter. See Archstone-Smith’s condensed consolidated statements of cash flows for a summary of operating, investing and financing activities for the nine months ended September 30, 2003 and 2002.

     Operating Activities

     Net cash flow provided by operating activities decreased $65.7 million for the nine months ended September 30, 2003 as compared to the same period of 2002. This is principally due to a reduction in accrued expenses associated with payments during the quarter, lower Same-Store NOI and lost NOI resulting from disposition activity. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

      Investing and Financing Activities

     For the nine months ended September 30, 2003, cash flows provided by investing activities increased $799.5 million as compared to the same period in 2002. The increase is principally the result of a $971.4 million increase in the net proceeds on dispositions of apartment communities and a $28.2 million increase in cash flows from our investments in and advances to our unconsolidated investees. These increases were partially offset by a $163.4 million reduction in cash flows from restricted cash in tax-deferred exchange escrows and increased investments in marketable securities as compared to the same period in the prior year.

     Cash flows used in financing activities increased by $724.0 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is principally the result of an increase of payments on Long-Term Unsecured Debt of $123.8 million, a decrease in proceeds from long-term unsecured debt of $248.7 million and a reduction in unsecured credit facilities of $484.3 million, partially offset by a reduction in prepayments of mortgages of $190.6 million.

     Included above in the cash flows from financing activities are the payments of $239.6 million, $20.0 million and $35.5 million in dividends to Common Shares, Preferred Shares and minority interests, respectively, during the nine months ended September 30, 2003.

     Our most significant non-cash investing and financing activities during the nine months ended September 30, 2003 and 2002 included: (i) the conversion of Series H Preferred Shares into Common Shares in 2003, (ii) the issuance of A-1 Common Units in exchange for land in 2003, (iii) the conversion of A-1 Common Units to Common Shares in both 2003 and 2002, (iv) the conversion of Series A and Series J Preferred Shares into Common Shares in 2002, (v) the issuance of B Common Units in exchange for real estate in 2002, and (vi) the assumption of mortgages payable upon the purchase of apartment communities in 2002.

      Scheduled Debt Maturities and Interest Payment Requirements

     Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of September 30, 2003, we have approximately $25.6 million of long-term debt maturing during the remainder of 2003, $109.2 million maturing during 2004 and $326.4 million maturing during 2005.

        We currently have $700 million in total borrowing capacity under our unsecured credit facilities, with $11.5 million outstanding and $688.5 million of available capacity at October 31, 2003. Archstone-Smith’s unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 4.01%, 6.29% and 5.60%, respectively, as of September 30, 2003. These rates give effect to the impact of interest rate swaps and caps, as applicable.

     We were in compliance will all financial covenants pertaining to our debt instruments during the period ended September 30, 2003.

      Shareholder Dividend Requirements

     Based on anticipated distribution levels for 2003 and the number of shares and units outstanding as of September 30, 2003, we anticipate that we will pay distributions and dividends of $392.4 million in the aggregate during 2003. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including A-1 Common Units.

      Planned Investments

     Following is a summary of unfunded planned investments as of September 30, 2003, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

                                                                                         Planned Investments
                                                                                   ---------------------------------
                                                                      Units         Discretionary      Committed
                                                                  ---------------  ----------------  ---------------
Properties under redevelopment (1).............................            5,531       $    23,276       $   18,287
Properties under construction..................................            4,274                 -          321,933
Properties In Planning and owned...............................            4,510           841,616                -
Properties In Planning and Under Control.......................              112             9,172                -
Property acquisitions under contract...........................            1,847           237,802                -
                                                                  ---------------  ----------------  ---------------
     Total.....................................................           16,274       $ 1,111,866       $  340,220
                                                                  ===============  ================  ===============

           (1)     Includes planned investments at six properties undergoing major redevelopment.

     In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities, as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004. We expect to start construction on approximately $200 million to $275 million, based on Total Expected Investment, of communities that are currently classified as In Planning during the remainder of 2003, excluding Ameriton. No assurances can be given that communities Archstone-Smith does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and proceeds from our unsecured credit facilities or dispositions during 2003 will be sufficient to fund debt principal payments and anticipated dividend/distribution requirements. To fund planned investment activities, we had $688.5 million in available capacity on our unsecured credit facilities, $198.2 million in tax-deferred exchange escrow and $50.8 million of cash on hand at October 31, 2003. In addition, during 2003, we expect to complete the dispositions of $1.3 billion to $1.4 billion of operating communities. During 2004, we will receive approximately $128 million from the settlement of certain forward sale agreements.

      At September 30, 2003, Archstone-Smith and the Operating Trust had approximately $1.1 billion available in shelf registered securities, which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

     Other Contingencies and Hedging Activities

     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities. We have designated this forward sale as a fair value hedge. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

     We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We exclude the hedging instrument's time value component when assessing hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the three months ended September 30, 2003, Archstone-Smith entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. The fair value of the forward sale agreement was approximately $112,000. Subsequent to September 30, 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million and a fair value of approximately $374,000. These forward sale agreements will result in 2004 gains of approximately $22.2 million.

      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measuresin accordance with guidelines and protocols we have developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

     Internal Cost Capitalization

      We have an investment organization and infrastructure that supports the due diligence, land acquisition, development and redevelopment of apartment communities. Consistent with GAAP, all direct and indirect costs, including interest and real estate taxes, incurred during construction relating to these activities, are capitalized. Included in these costs is management's estimate for the portion of internal costs that are incremental and deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management's judgment, we believe internal cost capitalization is a "critical accounting estimate". If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses.

     Valuation of Real Estate

     Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate.

     When determining if there is an indication of impairment, we estimate the asset's NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held for sale, we then determine the asset's fair value.

     The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on the prevailing rate for the market or submarket. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall conomy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

     Capital Expenditures and Depreciable Lives

     We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment and is therefore considered a "critical accounting estimate."

     Moisture Infiltration and Resulting Mold Remediation Costs

     Accounting for correction of moisture infiltration and mold remediation costs is considered a "critical accounting estimate" because significant judgment is required by management to determine when to record a liability, how much should be accrued as a liability and whether such costs meet the criteria for capitalization.

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

      There are considerable uncertainties that affect our ability to estimate the ultimate cost of correction and remediation efforts. These uncertainties include, but are not limited to, assessing the exact nature and extent of the issues, the extent of required remediation efforts and the varying costs of alternative strategies for addressing the issues. Any accrual represents management's best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party environmental contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available.

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

Off Balance Sheet Arrangements

     Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consists of a $97.1 million investment in real estate joint ventures.

     CES is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days was excluded from the gain. We have recognized $5.1 million of these contingent proceeds during the nine months ended September 30, 2003, since this amount of the indemnified accounts receivable was collected.

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

      SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC's senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million had principal payments that begin in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

      Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of September 30, 2003 $7.4 million of these performance bond guarantees were still outstanding. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

Contractual Commitments

     The following table summarizes information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                                          2004        2006      2008 thru
                                                            2003        and 2005    and 2007       2095             Total
                                                      -------------- ------------ ------------ --------------- ---------------
     Scheduled long-term debt maturities...........        $   25.6     $  435.6     $  885.2      $  2,479.6      $  3,826.0
     Unsecured credit facilities (1)...............             2.0            -            -               -             2.0
     Development and redevelopment expenditures....           340.2            -            -               -           340.2
     Performance bond guarantees (2)...............            14.9         22.3            -               -            37.2
     Lease commitments and other (3)...............            19.8         13.8          9.8           194.8           238.2
                                                      -------------- ------------ ------------ --------------- ---------------
        Total......................................        $  402.5     $  471.7     $  895.0      $  2,674.4      $  4,443.6
                                                      ============== ============ ============ =============== ===============

           (1)      In October 2003, we completed the renewal of our unsecured revolving line of credit. The new facility has a total capacity of $600 million and a three-year term, with a one-year extension option available at our discretion.
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

New Accounting Pronouncements

     We adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", in July 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of Ameriton for all periods presented.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We adopted this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. The adoption of SFAS 149 did not have will have a material impact on our financial position, net earnings or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003, with the exception of the application to non-controlling (minority) interests in finite-life entities, which has been deferred indefinitely. The Statement requires that certain financial instruments, formerly presented as equity, be classified as liabilities. The adoption of SFAS 150 did not have a material impact on our financial position, net earnings or cash flows.

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

Item 4. Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of Archstone-Smith’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         We are subject to two class action claims in connection with moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida. These claims are, Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”) and Santos, et. al. v. Archstone-Smith Operating Trust et. al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents of one of our Southeast Florida properties. The case alleges that mold contamination at the property caused by faulty air-conditioning resulted in both personal injuries to the plaintiffs and damage to their property. Plaintiffs seek both injunctive relief and unspecified monetary and punitive damages. We are currently in settlement discussions with the plaintiffs in this matter. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q for further discussion regarding this accrual. No assurances can be given that the settlement discussion will be successful or that the court will approve the settlement.

        In addition, a claim, Michel, et al, v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, and another claim, Semidey, et al, v. Archstone-Smith Operating Trust et. al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at two of our Southeast Florida properties. The plaintiffs in these cases make substantially the same allegations as those made in the Henriques Claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe these suits are without merit and intend to vigorously contest the claims asserted in this litigation. Nonetheless, we are in ongoing discussions with the attorneys representing plaintiffs in certain of these matters in an effort to understand whether there is a rational settlement option that could result in expediting the resolution of the subject claims. No assurances can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company.

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

Item 6. Exhibits and Reports on Form 8-K (a)     Exhibits:

           12.1     Computation of Ratio of Earnings to Fixed Charges

           12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

           15.1     Letter from KPMG LLP dated _________, 2003, regarding unaudited financial information

           31.1     Certification of Chief Executive Officer

           31.2     Certification of Chief Financial Officer

           32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.1     Corporate Governance Guidelines

           99.2     Code of Busines Conduct and Ethics

           99.3     Audit Committee Charter

           99.4     Management Development and Executive Compensation Committee Charter

           99.5     Nominating and Corporate Governance Committee Charter

     (b)     Reports on Form 8-K:

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
Controller and Senior Vice President
(Principal Accounting Officer)

Date: November 12, 2003

EXHIBIT 12.1

ARCHSTONE-SMITH TRUST
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

                                  Nine Months Ended
                                    September 30,                          Twelve Months Ended December 31,
                               -------------------------   ------------ --------------------------------------------------
                                2003(1)(2)     2002(1)        2002(1)      2001(1)      2000(1)     1999(1)     1998(1)
                               ------------ ------------   ------------ ------------ ------------ ---------- -------------
Earnings from operations.....   $  83,516    $ 138,627      $  180,698    $ 144,096   $ 147,432    $151,457   $  108,041
Add:
   Interest expense..........     138,050      121,653         190,319       87,121     110,134      93,226       56,328
                               ------------ ------------   ------------ ------------ ------------ ---------- -------------
Earnings as adjusted.........   $ 221,566    $ 260,280      $  371,017    $ 231,217   $ 257,566    $244,683   $  164,369
                               ============ ============   ============ ============ ============ ========== =============

Fixed charges:
   Interest expense..........   $ 138,050    $ 121,653      $  190,319    $  87,121   $ 110,134    $ 93,226    $  56,328
   Capitalized interest......      18,457       24,587          34,303       29,186      34,471      38,781       29,942
                               ------------ ------------   ------------ ------------ ------------ ---------- -------------
     Total fixed charges.....   $ 156,507    $ 146,240      $  224,622    $ 116,307   $ 144,605    $132,007    $  86,270
                               ============ ============   ============ ============ ============ ========== =============
Ratio of earnings to fixed
charges......................         1.4          1.8             1.7          2.0         1.8         1.9          1.9
                               ============ ============   ============ ============ ============ ========== =============

           (1)     Net earnings from discontinued operations have been reclassified for all periods presented.
           (2)     The nine months ended September 30, 2003 include $25.0 million in expense for estimated and incurred legal fees for Archstone-Smith's counsel and plaintiffs' counsel, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at
                    Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

EXHIBIT 12.2

ARCHSTONE-SMITH TRUST
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
AND PREFERRED SHARE DIVIDENDS (Dollar amounts in thousands)

(Unaudited)

                                                  Nine Months Ended
                                                    September 30,                  Twelve Months Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                 2003(1)     2002(1)    2002(1)      2001(1)     2000(1)     1999(1)     1998(1)
                                               ----------- ----------- ----------- ----------- ----------- -----------  ------------
Earnings from operations.....................   $  83,516   $ 138,627   $180,698     $144,096   $ 147,432    $151,457   $ 108,041
Add:
    Interest expense.........................     138,050     121,653    190,319       87,121     110,134      93,226      56,328
                                               ----------- ----------- ----------- ----------- ----------- ----------- ------------
Earnings as adjusted.........................   $ 221,566   $ 260,280   $371,017     $231,217   $ 257,566    $244,683   $ 164,369
                                               =========== =========== =========== =========== =========== =========== ============
Combined fixed charges and Preferred Share dividends:
    Interest expense.........................   $ 138,050   $ 121,653   $190,319     $ 87,121   $ 110,134    $ 93,226   $  56,328
    Capitalized interest.....................      18,457      24,587     34,303       29,186      34,471      38,781      29,942
                                               ----------- ----------- ----------- ----------- ----------- ----------- ------------
     Total fixed charges.....................   $ 156,507   $ 146,240   $224,622     $116,307   $ 144,605    $132,007   $  86,270
    Preferred Share dividends................      17,789      25,142     32,185       22,277      25,340      23,733      20,938
 Combined fixed charges and Preferred
  Share dividends............................   $ 174,296   $ 171,382   $256,807     $138,584   $ 169,945    $155,740   $ 107,208
                                               =========== =========== =========== =========== =========== =========== ============
Ratio of earnings to fixed charges...........         1.3         1.5        1.4          1.7         1.5         1.6         1.5
                                               =========== =========== =========== =========== =========== =========== ===========

           (1)     Net earnings from discontinued operations have been reclassified for all periods presented.
           (2)     The nine months ended September 30, 2003 include $25.0 million in expense for estimated and incurred legal fees for Archstone-Smith's counsel and plaintiffs' counsel, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at
                     Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

EXHIBIT 15.1

The Board of Trustees
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

KPMG LLP

Denver, Colorado
November 12, 2003

EXHIBIT 31.1

CERTIFICATIONS

I, R. Scot Sellers, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Trust (the "registrant").

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

Date: November 12, 2003

EXHIBIT 31.2

CERTIFICATIONS

I, Charles E. Mueller, Jr., certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Trust (the "registrant").

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

Date: November 12, 2003

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Executive Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the Issuer), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended September 30, 2003, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: November 12, 2003

/S/ R. SCOT SELLERS
R. Scot Sellers, Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Financial Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended September 30, 2003, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: November 12, 2003

/S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr., Chief Financial Officer

EXHIBIT 99.1

Archstone-Smith Trust

Corporate Governance Guidelines

1.     Trustee Qualification Standards

A majority of the members of the Board of Trustees (the “Board”) of Archstone-Smith Trust (the “Company”) must qualify as “independent” trustees in accordance with the applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder and the applicable rules of the New York Stock Exchange (the “NYSE”).

Recognizing the value of continuity of Trustees who have experience with the Company, there are no limits on the number of terms a Trustee may serve on the Board; provided, however, that, subject to the terms of the Shareholder Agreement, dated as of October 31, 2001, between the Company, Robert H. Smith and Robert P. Kogod, no person may be nominated for election as a Trustee once such person has attained the age of 75.

The Board believes that Trustees should be shareholders and have a financial stake in the Company. While the Board does not believe it appropriate at this time to specify the level of share ownership for individual Trustees and recognizing that a sufficiently large ownership position may impair the independence of an individual Trustee, it is anticipated that each Trustee will develop a meaningful ownership position in the Company over time.

While rotation of committee memberships and chairpersons can be beneficial, the Board believes a proper balance must be struck between rotation and continuity and, therefore, the Board does not mandate fixed rotation of Board committee members and/or chairpersons since at any time there may be reasons for maintaining continuity.

The Board reserves the right to determine, from time to time, how to configure the leadership of the Board and the Company in the way that best serves the Company. The Board specifically reserves the right to vest the responsibilities of Chairman of the Board and Chief Executive Officer in the same individual. The Board has no fixed policy with respect to combining or separating the offices of Chairman of the Board and Chief Executive Officer.

No Trustee shall serve as a director, trustee, officer or employee of a competitor of the Company.

2.     Trustee Responsibilities

Trustees should exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company in a manner consistent with their fiduciary duties. Trustees should regularly attend meetings of the Board and of all Board committees upon which they serve.

The Chairman of the Board shall set the agenda of meetings of the Board and the Chairman of each committee shall set the agenda of meetings of the applicable committee. Any Trustee may suggest agenda items and is expected to raise at meetings other matters that they consider worthy of discussion.

Information and data that is important to the Board’s understanding of the business to be discussed at meetings will be distributed in advance of meetings to the extent practicable, except when such material is too sensitive to be put in writing. To prepare for meetings, Trustees should review the materials that are sent to Trustees in advance of those meetings. Trustees shall preserve the confidentiality of confidential material given or presented to the Board.

The Board will schedule regular executive sessions in conjunction with regularly scheduled meetings of the Board, as appropriate, or otherwise as the Board may elect, at which Trustees who qualify as independent Trustees under these Guidelines (“Independent Trustees”) meet without management participation. The Independent Trustees shall either select one of their members to preside at each executive session or shall establish a procedure by which the presiding Trustee for each executive session shall be selected. The Board will establish methods by which interested parties may communicate directly with the presiding Trustee or with the Independent Trustees of the Board as a group and cause such methods to be disclosed. The Independent Trustees shall keep a record of their proceedings to the extent they deem appropriate or desirable.

The Board shall at all times maintain an Audit Committee, a Nominating and Corporate Governance Committee and an Management Development and Executive Compensation Committee (the “Executive Compensation Committee”) which must operate in accordance with applicable law, their respective charters as adopted and amended from time to time by the Board, and the applicable rules of the Securities and Exchange Commission and the NYSE. The Board may also establish such other committees as it deems appropriate and delegate to such committees such authority permitted by applicable law and the Company’s By-Laws as the Board sees fit.

Trustees must disclose to other Trustees and to the Chief Executive Officer any potential conflicts of interest they may have with respect to any matter under discussion and, if appropriate, refrain from voting on a matter in which they may have a conflict.

Except in unusual circumstances or as required by committee charters or as requested by senior management, Trustees are expected to follow the principle that senior management, as opposed to individual Trustees, provides the public voice of the Company. Trustees receiving inquiries from institutional investors, the press or others should refer them to the Chief Executive Officer or other appropriate officer of the Company.

In considering the best long-term and short-term interests of the Company, Trustees may consider the needs of employees, suppliers and customers of the Company and its subsidiaries, communities in which the Company and its subsidiaries conduct business and other pertinent factors in addition to fulfilling its primary obligation to increase shareholder value.

3.     Trustee Access to Management and Independent Advisors

The Company shall provide each Trustee with complete access to the management of the Company in order to more effectively function as a Trustee, subject to reasonable efforts to avoid disruption to the Company’s management, business and operations. The Board and Board committees, to the extent set forth in the applicable committee charter, have the right to consult and retain independent legal and other advisors at the expense of the Company.

4.     Trustee Compensation

The Executive Compensation Committee will determine and recommend to the Board the form and amount of Trustee compensation, including cash, equity-based awards and other Trustee compensation. In connection with such Trustee compensation, the Board will be aware that questions may be raised when Trustees’ fees and benefits exceed what is customary. Similarly, the Board will be aware that the independence of Trustees could be questioned if substantial charitable contributions are made to organizations in which a Trustee is affiliated or if the Company enters into consulting contracts with, or provides other indirect compensation to, a Trustee. The Board will critically evaluate each of these matters when determining the form and amount of Trustee compensation, and the independence of a Trustee. In addition, the Board will consider whether it is appropriate to vary the level of compensation earned by a Trustee depending on which committee or committees the Trustee serves as a member.

5.     Trustee Orientation and Continuing Education

The Board or the Nominating and Corporate Governance Committee will establish, or identify and provide access to, appropriate orientation programs, sessions or materials for newly elected Trustees of the Company for their benefit either prior to or within a reasonable period of time after their nomination or election as a Trustee. The Board will encourage, but not require, Trustees to periodically pursue or obtain appropriate programs, sessions or materials pertaining to the responsibilities of directors of publicly-traded companies. The Secretary of the Company will distribute materials from time to time regarding these matters.

6.     Management Evaluation and Succession

Prior to each year’s annual meeting of shareholders, the Executive Compensation Committee will conduct an annual review of the performance and compensation of the Chief Executive Officer. The Executive Compensation Committee will establish and review such formal or informal policies and procedures, consulting with the Chief Executive Officer and others, as it considers appropriate, regarding succession to the Chief Executive Officer in the event of emergency, death or retirement.

7.     Annual Performance Evaluation of the Board

The Board, with the assistance of the Nominating and Corporate Governance Committee, will conduct a self-evaluation annually to determine whether it and its committees are functioning effectively. As part of this evaluation, the full Board will discuss what, if any, action could improve Board and Board committee performance. The Board, with the assistance of the Nominating and Corporate Governance Committee, as appropriate, shall review these Corporate Governance Guidelines on an annual basis to determinate whether any changes are appropriate.

8.     Amendment, Modification And Waiver

These Guidelines may be amended, modified or waived by the Board and waivers of these Guidelines may also be granted by the Nominating and Corporate Governance Committee, subject to the disclosure and other provisions of the Exchange Act, the rules promulgated thereunder and the applicable rules of the NYSE.

EXHIBIT 99.2

Archstone-Smith Trust

Code of Business Conduct and Ethics

Archstone-Smith Trust (the “Company”) believes that honesty and integrity are core values of the Company and are essential to its success. Employees, officers and Trustees are expected to conduct themselves in an honest and ethical manner at all times. Any failure to do so by an employee or officer is grounds for disciplinary action, including termination, and, in the case of a Trustee, is grounds for removal from the Board of Trustees.

1.     Complying With Law

All employees, officers and Trustees of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and the Controller, should respect and comply with all of the laws, rules and regulations of the United States and other countries, and the states, counties, cities and other jurisdictions, in which the Company conducts its business or the laws, rules and regulations which are applicable to the Company.

Such legal compliance should include, without limitation, compliance with the “insider trading” prohibitions applicable to the Company and its employees, officers and Trustees. Employees, officers and Trustees who have knowledge of material confidential or non-public information from or about the Company are not permitted to buy, sell or otherwise trade in the Company’s securities, whether or not they are using or relying upon that information. This restriction extends to sharing or tipping others about such information, especially since the individuals receiving such information might utilize such information to trade in the Company’s securities. The Company has implemented trading restrictions with which all employee, officers and Trustees must comply to reduce the risk, or appearance, of insider trading. Company employees, officers and Trustees are directed to the Company’s Insider Trading Policy or to the Company’s Legal Department if they have questions regarding the applicability of such insider trading prohibitions.

This Code of Business Conduct and Ethics does not summarize all laws, rules and regulations applicable to the Company and its employees, officers and Trustees.

2.     Conflicts of Interest

All employees, officers and Trustees of the Company should be scrupulous in avoiding a conflict of interest with regard to the Company’s interests. A “conflict of interest” exists whenever an individual’s private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of the Company. A conflict situation can arise when an employee, officer or Trustee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer or Trustee, or members of his or her family, receives improper personal benefits as a result of his or her position in the Company, whether received from the Company or a third party. Loans to, or guarantees of obligations of, employees, officers and Trustees and their respective family members may create conflicts of interest. Federal law prohibits loans by the Company to Trustees and executive officers.

Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Board of Trustees (the “Board”) or committees of the Board. Conflicts of interest may not always be clear-cut; any questions regarding these issues should be addressed to any member of the Company’s management executive committee, the head of the Company’s internal audit department or the Company’s Legal Department. Any employee or officer who becomes aware of a conflict or potential conflict should bring it to the attention of any member of the Company’s management executive committee, the head of the Company’s internal audit department or the Company’s Legal Department directly or through the confidential procedures that have been established and are described below. Any Trustee who becomes aware of a conflict or potential conflict should bring it to the attention of the Company’s Chief Executive Officer, the Company’s Legal Department or a member of the Nominating and Corporate Governance Committee.

It is always a conflict of interest for a Company employee to work simultaneously for a competitor, customer or supplier. Employees are not allowed to work for a competitor as a consultant or board member. The best policy is to avoid any direct or indirect business connection with the Company’s customers, suppliers or competitors, except on the Company’s behalf.

3.     Corporate Opportunity

Employees, officers and Trustees are prohibited from:

  taking for themselves personally opportunities that properly belong to the Company or are discovered through the use of corporate property, information or position;

  using corporate property, information or position for personal gain; and

  competing with the Company.

Employees, officers and Trustees owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

4.      Confidentiality

Employees, officers and Trustees of the Company must maintain the confidentiality of confidential information entrusted to them by the Company or its suppliers or customers, except when disclosure is authorized by the Legal Department or required by laws, regulations or legal proceedings. Whenever feasible, employees, officers and Trustees should consult the Legal Department if they believe they have a legal obligation to disclose confidential information. Confidential information includes all non-public information that might be of use to competitors of the Company, or harmful to the Company or its customers if disclosed.

5.     Fair Dealing

Each employee, officer and Trustee should endeavor to deal fairly with the Company’s customers, suppliers, competitors, officers and employees. None should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair dealing practice.

The Company seeks to outperform its competition fairly and honestly. The Company seeks competitive advantages through superior performance, never through unethical or illegal business practices. The Company prohibits the stealing of proprietary information, the use of trade secret information that was obtained without the owner’s consent, and the inducement of such disclosures by past or present employees of other companies in breach of any confidentiality agreement or law to which such employee is subject.

6.     Protection and Proper Use of Company Assets

All employees, officers and Trustees should protect the Company’s assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company’s profitability. All Company assets should be used for legitimate business purposes.

7.     Accounting Complaints

The Company’s policy is to comply with all applicable financial reporting and accounting regulations applicable to the Company. If any employee, officer or Trustees of the Company has concerns or complaints regarding questionable accounting or auditing matters of the Company, then he or she is encouraged to submit those concerns or complaints (anonymously, confidentially or otherwise) to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer or the head of the Internal Audit Department.

8.     Reporting any Illegal or Unethical Behavior

Employees are encouraged to talk to supervisors, managers or other appropriate personnel about observed illegal or unethical behavior and, when in doubt, about the best course of action in a particular situation. Employees and officers who are concerned that violations of this Code of Business Conduct and Ethics, or that other illegal or unethical conduct by employees, officers or trustees of the Company have occurred or may occur, should contact any member of the Company’s management executive committee, the head of the Company’s internal audit department or the Company’s Legal Department. If their concerns or complaints require confidentiality, including keeping their identity anonymous, then this confidentiality will be protected, subject to applicable law, regulation or legal proceedings. The procedures for submitting confidential reports are described in the Company’s Policy Manual. Trustees who have concerns regarding these issues should bring it to the attention of the Company’s Chief Executive Officer, the Company’s Legal Department or a member of the Nominating and Corporate Governance Committee.

9.     No Retaliation

The Company will not permit retaliation of any kind by or on behalf of the Company and its employees, officers and Trustees against good faith reports or complaints of violations of this Code of Business Conduct and Ethics or other illegal or unethical conduct.

10.     Public Company Reporting

As a public company, it is of critical importance that the Company’s filings with the Securities and Exchange Commission be accurate, complete and timely. Depending on their position with the Company, an employee, officer or Trustee may be called upon to provide necessary information to assure that the Company’s public reports are complete, fair and understandable. The Company expects employees, officers and Trustees to take this responsibility very seriously and to provide prompt accurate answers to inquiries related to the Company’s public disclosure requirements.

11.     Amendment, Modification and Waiver

This Code of Business Conduct and Ethics may be amended, modified or waived by the Board and waivers may also be granted by the Nominating and Corporate Governance Committee, subject to the disclosure and other provisions of the Securities Exchange Act of 1934, and the rules thereunder and the applicable rules of the New York Stock Exchange.

EXHIBIT 99.3

Archstone-Smith Trust

Audit Committee Charter

A.      Name

There shall be a committee of the Board of Trustees (the “Board”) of Archstone-Smith Trust (the “Company”) which shall be called the Audit Committee (the “Committee”).

B.     Purpose

The Committee shall be directly responsible for the appointment, compensation and oversight of the Company’s registered public accountants (the “Public Accountants”).

The Committee shall monitor

      (1)     the integrity of the financial statements of the Company,

      (2)     the Company's compliance with legal and regulatory requirements,

      (3)     the Public Accountants' qualifications and independence and

      (4)     the performance of the Company's internal audit function and Public Accountants.

C.     Committee Membership

The Committee shall consist of no fewer than three members. Each member of the Committee shall satisfy the independence and experience requirements of and at least one member shall satisfy the financial expertise requirements of the New York Stock Exchange (“NYSE”), the Securities Exchange Act of 1934, as amended (the “Act”), the rules promulgated thereunder by the Securities and Exchange Commission (the “SEC”) and all other applicable statutes, rules and regulations. Trustees’ fees are the only compensation (which may be in the form of stock-based or other compensation if such form of compensation is available to all Trustees) that a Committee member may receive from the Company. No member of the Committee may serve on the audit committee of more than three public companies, including the Company, unless (1) the Board determines such simultaneous service will not impair the ability of such member to serve effectively on the Committee and (2) the Company discloses such determination in the Company’s annual proxy statement.

The Board shall appoint the members of the Committee annually, considering the recommendation of the Nominating and Corporate Governance Committee, and further considering the views of the Chairman of the Board and the Chief Executive Officer, as appropriate. The members of the Committee shall serve until their successors are appointed and qualify, and shall designate one of the members as the Chairman of the Committee. The Board shall have the power at any time to change the membership of the Committee and to fill vacancies in it, subject to such new member(s) satisfying the independence, experience and financial expertise requirements referred to above. Except as expressly provided in this Charter or the By-Laws of the Company or the Corporate Governance Guidelines of the Company, or as otherwise provided by law or the rules of the NYSE, the Committee shall fix its own rules of procedure.

D.     Committee Authority and Responsibilities

The Committee shall have the sole authority to appoint or replace the Public Accountants (subject, if required by the Company’s Declaration of Trust or By-Laws, to shareholder ratification), and shall approve all audit engagement fees and terms and all permitted non-audit engagements with the Public Accountants. The Committee shall consult with management but shall not delegate these responsibilities, except that pre-approvals of permitted non-audit services may be delegated to a single member of the Committee. In its capacity as a committee of the Board, the Committee shall be directly responsible for the oversight of the work of the Public Accountants (including resolution of disagreements between management and the Public Accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or related work, and the Public Accountants shall report directly to the Committee. The Committee shall prepare the report required by the rules of the SEC to be included in the Company’s annual proxy statement.

The Committee shall have the authority, to the extent it deems necessary or appropriate, to retain special legal, accounting or other consultants to advise the committee and carry out its duties, and to conduct or authorize investigations into any matters within its scope of responsibilities. The Committee shall meet periodically with management, the internal auditors and the registered Public Accountants in separate executive sessions in furtherance of its purposes.

The Committee may request any officer or employee of the Company or the Company’s outside counsel or Public Accountants to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

The Committee shall make regular reports to the Board. The Committee shall review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The Board shall annually review the performance of the Committee.

In performing its functions, the Committee shall undertake those tasks and responsibilities that, in its judgment, would most effectively contribute and implement the purposes of the Committee. The following functions are some of the common recurring activities of the Committee in carrying out its oversight responsibility:

  Prior to the filing of the Company’s Annual Report on Form 10-K, review and discuss with management and the Public Accountants the Company’s annual audited financial statements, including, without limitation, disclosures made in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similar disclosures and the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 or as otherwise required by law or the rules of the SEC or the requirements of the Act and the American Institute of Certified Public Accountants, and recommend to the Board whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K.

  Review and discuss with management and the Public Accountants the Company’s quarterly financial statements, including disclosures made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similar disclosures, and the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 or as otherwise required by law or the rules of the SEC or the requirements of the American Institute of Certified Public Accountants, prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the Public Accountants’ reviews of the quarterly financial statements to the extent applicable.

Financial Statements

  Review and discuss with management and the Public Accountants, as applicable:

  major issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles, and major issues as to the adequacy of the Company’s internal controls and any special audit steps adopted in light of material control deficiencies;

  analyses prepared by management or the Public Accountants setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

  any management letter provided by the Public Accountants and the Company's response to that letter;

  any problems, difficulties or differences encountered in the course of the audit work, including any disagreements with management or restrictions on the scope of the Public Accountants’ activities or on access to requested information and management’s response thereto;

  the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company; and

  earnings press releases (paying particular attention to any use of “pro forma,” or “adjusted” non-GAAP, information), as well as financial information and earnings guidance (generally or on a case-by-case basis) provided to analysts and rating agencies, it being understood that the Committee may review and discuss the types of information to be disclosed and the type of presentation to be made generally and not in advance of each instance in which financial information or earnings guidance is provided.

Internal Controls

  Discuss with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

  Review management’s documentation of the Company’s internal controls and the Public Accountants’ assessment of those internal controls.

Public Accountants

  Obtain and review a report from the Public Accountants at least annually regarding:

  the Public Accountants' internal quality-control procedures,

  any material issues raised by the most recent quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm, any steps taken to deal with any such issues, and

  all relationships between the Public Accountants and the Company.

  Evaluate the qualifications, performance and independence of the Public Accountants, including a review and evaluation of the lead partner of the Public Accountant and taking into account the opinions of management and the Company’s internal auditors.

  Ensure that the lead audit partner of the Public Accountants and the audit partner responsible for reviewing the audit are rotated as required by the Act.

  Recommend to the Board policies for the Company’s hiring of employees or former employees of the Public Accountants who were engaged on the Company’s account (recognizing that the Act does not permit the Chief Executive Officer, Controller, Chief Financial Officer or Chief Accounting Officer to have participated in the Company’s audit as an employee of the Public Accountants during the preceding one-year period).

  Discuss with the Public Accountants any communications between the audit team and the audit firm’s national office respecting auditing or accounting issues presented by the engagement.

  Discuss with management and the Public Accountants any accounting adjustments that were noted or proposed by the Public Accountants but were passed (as immaterial or otherwise).

Compliance

  Ensure that the Company has procedures for:

  the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and

  the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

  Review disclosures made by the Company’s principal executive officer or officers and principal financial officer or officers regarding compliance with their certification obligations as required under the Act and the rules promulgated thereunder, including the Company’s disclosure controls and procedures and internal controls for financial reporting and evaluations thereof.

  Review any reports of the Public Accountants mandated by the Act or Section 10A of the Securities Exchange Act of 1934, as amended, and obtain from the Public Accountants any information with respect to illegal acts in accordance with Section 10A.

Internal Audit

  Ensure that the Company maintains an internal audit function.

  Discuss with the Public Accountants and management the internal audit department and its charter, organizational structure, audit plan, responsibilities, activities, budget and staffing.

  Review findings from completed internal audits and status reports on the internal audit plan.

  Ensure that there are no unjustified restrictions or limitations on, and review and concur in the appointment, replacement and dismissal of, the Vice President – Internal Audit.

E.     Limitations of Committee’s Roles

While the Committee has the responsibilities and powers set forth in its Charter, it is not the duty of the Committee to prepare financial statements, plan or conduct audits or to determine that the Company’s financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the Public Accountants.

EXHIBIT 99.4

Archstone-Smith Trust

Management Development and
Executive Compensation Committee Charter

A.     Name

There shall be a committee of the Board of Trustees (the “Board”) of Archstone-Smith Trust (the “Company”), which shall be called the Management Development and Executive Compensation Committee (the “Committee”).

B.     Purpose

The Committee shall

      (1)     discharge the Board's responsibilities relating to compensation of the Company's executive officers and

      (2)     produce an annual report on executive compensation for inclusion in the Company's proxy statement in accordance with applicable rules and regulations.

C.     Committee Membership and Procedure

The Committee shall consist of no fewer than three members. Each member of the Committee shall satisfy the independence requirements of the New York Stock Exchange and, if deemed appropriate from time to time, meet the definition of “non-employee director” under Rule 16b-3 under the Securities Exchange Act of 1934, and “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986. The Board shall appoint the members of the Committee annually, considering the recommendation of the Nominating and Corporate Governance Committee, and further considering the views of the Chairman of the Board and the Chief Executive Officer, as appropriate. The members of the Committee shall serve until their successors are appointed and qualify, and shall designate one of the members as the Chairman of the Committee. The Board shall have the power at any time to change the membership of the Committee and to fill vacancies in it, subject to such new member(s) satisfying the above requirements. Except as expressly provided in this Charter or the By-Laws of the Company or the Corporate Governance Guidelines of the Company, the Committee shall fix its own rules of procedure.

D.     Committee Authority and Responsibilities

  The Committee shall review and approve corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and set the Chief Executive Officer’s compensation level based on this evaluation.

  In determining the long-term incentive component of Chief Executive Officer compensation, the Committee should consider the Chief Executive Office’s achievements of the goals and objectives established for the Chief Executive Officer for the prior fiscal year, including the Company’s performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years.

  The Committee shall make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

  The Committee shall have the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of Trustee, Chief Executive Officer or senior executive compensation and shall have sole authority to approve the consultant’s fees and other retention terms, although it may delegate to management any or all of such actions. The Committee shall also have authority to obtain advice and assistance from internal or external legal or other advisors.

  The Committee shall evaluate from time to time, the compensation to be paid to the Trustees for their service on the Board or any committee thereof.

  The Committee shall adopt, administer, approve and ratify awards under incentive compensation and stock plans, including amendments to the awards made under any such plans, and review and monitor awards under such plans.

  The Committee will conduct an annual review of the performance and compensation of the Chief Executive Officer. The Committee will establish and review such formal or informal policies and procedures, consulting with the Board, the Chief Executive Officer and others, as it considers appropriate, regarding succession to the Chief Executive Officer in the event of emergency, death or retirement.

  The Committee shall periodically review the Company’s philosophy regarding executive compensation and advise the Chief Executive Officer relative to different compensation approaches.

  The Committee shall, from time to time as it deems appropriate, assess the Company’s competitive position for the components of executive compensation by reviewing executive compensation surveys, studies and information concerning the compensation paid by other companies.

  The Committee shall meet annually with the Chief Executive Officer to receive the Chief Executive Officer’s recommendations concerning performance goals and the Chief Executive Officer’s evaluation of the Company’s progress toward meeting those goals.

  The Committee shall annually review and approve, for the Chief Executive Officer and the senior executives of the Company, (1) employment agreements, severance arrangements and change in control agreements or provisions, in each case, when and if appropriate, and (2) any special or supplemental benefits.

  The Committee shall oversee the evaluation of the management of the Company and make recommendations to the Board as appropriate.

  The Committee shall make regular reports to the Board.

  The Committee shall review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The Board shall annually review the performance of the Committee.

  The Committee may form and delegate authority to subcommittees when appropriate.

EXHIBIT 99.5

Archstone-Smith Trust

Nominating and Corporate Governance
Committee Charter

A.     Name

        There shall be a committee of the Board of Trustees (the “Board”) of Archstone-Smith Trust (the “Company”) which shall be called the Nominating and Corporate Governance Committee (the “Committee”).

B.      Purpose

The Committee shall

      (1)     identify individuals qualified to become Board members, and recommend that the Board select its identified Trustee nominees for the next annual meeting of shareholders; and

      (2)     develop and recommend to the Board the Corporate Governance Guidelines applicable to the
                Company.

C.     Committee Membership and Procedure

The Committee shall consist of no fewer than three members. Each member of the Committee shall satisfy the independence requirements of the New York Stock Exchange. The Board shall appoint the members of the Committee, considering the views of the Chairman of the Board and the Chief Executive Officer, as appropriate. The members of the Committee shall serve until their successors are appointed and qualify, and shall designate one of the members as the Chairman of the Committee. The Board shall have the power at any time to change the membership of the Committee and to fill vacancies in it, subject to such new member(s) satisfying the independence requirements established by the New York Stock Exchange. Except as expressly provided in this Charter, the By-Laws of the Company or the Corporate Governance Guidelines of the Company, the Committee shall fix its own rules of procedure.

D.     Committee Authority and Responsibilities

The Committee shall have the following authority and responsibilities:

  The Committee shall develop qualification criteria for Board members, and actively seek, interview and screen individuals qualified to become Board members for recommendation to the Board in accordance with the Corporate Governance Guidelines.

  The Committee shall develop and recommend to the Board a Code of Business Conduct and Ethics, and shall consider, and grant if appropriate in its sole discretion, any requests for waivers from the Company’s Code of Business Conduct and Ethics. The Company shall make disclosure of such waivers as required to the New York Stock Exchange and in its public reports filed with the Securities and Exchange Commission.

  The Committee shall have the sole authority to retain and terminate any search firm to be used to identify Trustee candidates and shall have sole authority to approve the search firm’s fees and other retention terms. The Committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors.

  The Committee shall review and reassess at least annually the adequacy of the Corporate Governance Guidelines of the Company and recommend any proposed changes to the Board for approval.

  The Committee shall review and assess, prior to nominating any person for re-election to the Board, such person’s performance as a Trustee under the Company’s Corporate Governance Guidelines.

  The Committee shall make regular reports to the Board.

  The Committee shall review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The Board shall annually review the performance of the Committee.

  The Committee may form and delegate authority to subcommittees when appropriate.