Form 10-Q
period 2004-06-03
ARCHSTONE SMITH TRUST
filed 2004-08-06
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

At August 2, 2004, there were approximately 195,682,000 of the Registrant’s Common Shares outstanding.

Table of Contents

Item                                      Description                                                      Page
                                                                                                          Number

                                            PART 1

1.   Financial Statements
     Condensed Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003...............  3
     Condensed Consolidated Statements of Earnings - Three and six months ended June 30, 2004 and 2003 (unaudited)..............................................................................  4
     Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income - Six months ended June 30, 2004 (unaudited)....................................................................  5
     Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003

                                            PART II

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

                                                                                       June 30,        December 31,
                                         ASSETS                                          2004              2003
                                                                                   -----------------  ----------------
                                                                                     (Unaudited)
Real estate.....................................................................    $     8,560,727    $    8,166,131
Real estate - held for sale.....................................................            907,756           833,049
Less accumulated depreciation...................................................            723,412           648,982
                                                                                   -----------------  ----------------
                                                                                          8,745,071         8,350,198
Investments in and advances to unconsolidated entities..........................             77,690            86,367
                                                                                   -----------------  ----------------
     Net investments............................................................          8,822,761         8,436,565
Cash and cash equivalents.......................................................              7,939             5,230
Restricted cash in tax-deferred exchange escrow.................................             17,429           180,920
Other assets....................................................................            211,470           298,980
                                                                                   -----------------  ----------------
     Total assets...............................................................    $     9,059,599    $    8,921,695
                                                                                   =================  ================
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unsecured credit facilities..................................................    $       310,633    $      103,790
   Long-Term Unsecured Debt.....................................................          1,828,218         1,871,965
   Mortgages payable............................................................          1,873,336         1,832,861
   Mortgages payable - held for sale............................................             95,407            94,764
   Accounts payable, accrued expenses and other liabilities.....................            278,356           281,212
                                                                                   -----------------  ----------------
     Total liabilities..........................................................          4,385,950         4,184,592
                                                                                   -----------------  ----------------
Minority interest...............................................................            551,523           592,416
                                                                                   -----------------  ----------------
Shareholders' equity:
   Convertible Preferred Shares.................................................             50,000            50,000
   Perpetual Preferred Shares...................................................             98,065            98,940
   Common Shares (195,073,827 shares in 2004 and 194,762,263 shares in 2003)....              1,951             1,948
   Additional paid-in capital...................................................          3,940,978         3,952,404
   Accumulated other comprehensive (loss)/income................................               (444)           14,235
   Retained earnings............................................................             31,576            27,160
                                                                                    ----------------  ----------------
     Total shareholders' equity.................................................          4,122,126         4,144,687
                                                                                    ----------------  ----------------
     Total liabilities and shareholders' equity.................................     $    9,059,599     $   8,921,695
                                                                                    ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                            ----------------------------   -----------------------------
                                                                 2004            2003           2004           2003
                                                            -------------   ------------   ------------   ------------
Revenues:
     Rental revenues.......................................  $   223,302     $  202,233     $  438,032     $  401,110
     Other income..........................................        5,209          4,541          8,906         10,857
                                                            -------------   ------------   ------------   ------------
                                                                 228,511        206,774        446,938        411,967
                                                            -------------   ------------   ------------   ------------
Expenses:
     Rental expenses.......................................       56,618         49,727        111,804         99,480
     Real estate taxes.....................................       22,318         17,293         44,018         37,026
     Depreciation on real estate investments...............       53,173         41,961        103,307         83,473
     Interest expense......................................       44,128         37,311         87,717         76,774
     General and administrative expenses ..................       12,092         12,775         24,525         25,642
     Other expenses........................................        1,278         25,332          2,614         29,540
                                                            -------------   ------------   ------------   ------------
                                                                 189,607        184,399        373,985        351,935
                                                            -------------   ------------   ------------   ------------
Earnings from operations..................................        38,904         22,375         72,953         60,032
     Minority interest.....................................       (7,108)        (2,971)       (13,278)        (7,845)
     Income/(loss) from unconsolidated entities............        7,354         (1,161)        12,630           (706)
     Other non-operating income............................        9,951              -         20,461              -
                                                            -------------   ------------   ------------   ------------
Earnings before discontinued operations....................       49,101         18,243         92,766         51,481
     Earnings from discontinued apartment communities......       30,961         46,929         87,468         99,263
                                                            -------------   ------------   ------------   ------------
Net earnings...............................................       80,062         65,172        180,234        150,744
     Preferred Share dividends.............................       (3,143)        (5,935)        (6,274)       (12,977)
                                                            -------------   ------------   ------------   ------------
Net earnings attributable to Common Shares - Basic.........  $    76,919     $   59,237     $  173,960     $  137,767
                                                            =============   ============   ============   ============

Weighted average Common Shares outstanding - Basic.........      195,241        185,116        195,055        183,258
                                                            -------------   ------------   ------------   ------------
Weighted average Common Shares outstanding - Diluted.......      196,187        185,713        198,574        183,761
                                                            -------------   ------------   ------------   ------------

Earnings per Common Share - Basic:
       Earnings before discontinued operations.............  $      0.23     $     0.07     $     0.44     $     0.21
       Discontinued operations, net........................         0.16           0.25           0.45           0.54
                                                            -------------   ------------   ------------   ------------
       Net earnings........................................  $      0.39     $     0.32     $     0.89     $     0.75
                                                            =============   ============   ============   ============

Earnings per Common Share - Diluted:
       Earnings before discontinued operations.............  $      0.23     $     0.07     $     0.44     $     0.21
       Discontinued operations, net........................         0.16           0.25           0.45           0.54
                                                            -------------   ------------   ------------   ------------
       Net earnings........................................  $      0.39     $     0.32     $     0.89     $     0.75
                                                            =============   ============   ============   ============
Dividends paid per Common Share............................  $      0.43     $   0.4275     $     0.86     $    0.855
                                                            =============   ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

Nine Months Ended June 30, 2004

(In thousands)
(Unaudited)

                               Convertible    Perpetual
                                Preferred     Preferred
                                Shares at     Shares at                                Accumulated
                                Aggregate     Aggregate      Common      Additional       Other
                               Liquidation   Liquidation    Shares at     Paid-in     Comprehensive     Retained
                                Preference    Preference    Par Value     Capital     Income/(Loss)     Earnings         Total
                               ------------- ------------- ------------ ------------- --------------- -------------- --------------
Balances at December 31, 2003   $    50,000   $    98,940    $  1,948    $ 3,952,404   $      14,235   $     27,160   $  4,144,687
Comprehensive income:                     -             -           -              -               -              -              -
   Net earnings..............             -             -           -              -               -        180,234        180,234
   Change in fair value of
     cash flow hedges........             -             -           -              -           1,403              -          1,403
   Change in fair value of
     marketable securities...             -             -           -              -         (16,082)             -        (16,082)
                                                                                                                     --------------
Comprehensive income
   attributable to Common
   Shares....................                                                                                              165,555
                                                                                                                     --------------
Preferred Share dividends....
                                          -             -           -              -               -         (6,274)        (6,274)
Common Share dividends.......             -             -           -              -               -       (169,544)      (169,544)
A-1 Common Units converted
   into Common Shares........             -             -          17         34,047               -              -         34,064
Common Share repurchases.....             -             -         (31)       (84,535)              -              -        (84,566)
Preferred Share repurchases..             -          (875)          -              -               -              -           (875)
Exercise of options..........             -             -          15         29,114               -              -         29,129
Issuance of Common Shares....             -             -           2          4,500               -              -          4,502
Other, net...................             -             -           -          5,448               -              -          5,448
                               ------------- ------------- ------------ ------------- --------------- -------------- --------------
Balances at June 30, 2004....   $    50,000   $    98,065   $    1,951   $ 3,940,978   $        (444)  $     31,576   $  4,122,126
                               ============= ============= ============ ============= =============== ============== ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                -----------------------------------
                                                                                                     2004               2003
                                                                                                ----------------  -----------------
Operating activities:
   Net earnings..............................................................................    $      180,234    $    150,744
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...........................................................           111,640         105,299
     Gains on dispositions of depreciated real estate, net...................................           (93,482)       (101,184)
     Gains on sale of marketable equity securities and property management business..........           (20,461)              -
     Provision for possible loss on real estate investments..................................                 -           3,714
     Minority interest.......................................................................            24,447          21,527
     Equity in earnings/loss from unconsolidated entities....................................           (12,630)            706
   Change in other assets....................................................................            (8,682)         (3,232)
   Change in accounts payable, accrued expenses and other liabilities........................           (16,488)        (18,870)
   Other, net................................................................................            (4,826)         (2,530)
                                                                                                ----------------  --------------
     Net cash flow provided by operating activities..........................................           159,752         156,174
                                                                                                ----------------  --------------
Investing activities:
   Real estate investments, net..............................................................          (581,739)       (234,765)
   Distributions from unconsolidated entities, net...........................................            26,958           7,517
   Proceeds from dispositions, net of closing costs..........................................           272,339         513,302
   Change in tax-deferred exchange escrow....................................................           163,491         (74,140)
   Other, net................................................................................            83,436         (38,129)
                                                                                                ----------------  --------------
     Net cash flow (used in)/provided by investing activities................................           (35,515)        173,785
                                                                                                ----------------  --------------
Financing activities:
   Payments on Long-Term Unsecured Debt......................................................           (40,450)       (138,750)
   Proceeds from Long-Term Unsecured Debt....................................................                 -         247,225
   Principal prepayment of mortgages payable, including prepayment penalties.................           (56,468)        (64,892)
   Regularly scheduled principal payments on mortgages payable...............................            (6,396)         (6,093)
   Proceeds from mortgage notes payable......................................................            32,003          38,432
   Proceeds from/(prepayment on) unsecured credit facilities, net............................           206,843        (241,763)
   Proceeds from Common Shares issued under DRIP and employee stock options..................            29,129          44,705
   Repurchase of Common Shares and Preferred Shares..........................................           (85,441)        (13,402)
   Cash dividends paid on Common Shares......................................................          (169,544)       (158,429)
   Cash dividends paid on Preferred Shares...................................................            (6,274)        (15,205)
   Cash dividends paid to minority interests.................................................           (24,248)        (23,540)
   Other, net................................................................................              (682)         (2,167)
                                                                                                ----------------  --------------
     Net cash flow (used in) financing activities............................................          (121,528)       (333,879)
                                                                                                ----------------  --------------
Net change in cash and cash equivalents......................................................             2,709          (3,920)
Cash and cash equivalents at beginning of period.............................................             5,230          12,846
                                                                                                ----------------  --------------
Cash and cash equivalents at end of period...................................................    $        7,939    $      8,926
                                                                                                ================  ==============
Significant non-cash investing and financing activities:
   A-1 Common Units issued in exchange for real estate.......................................    $       10,788    $          -
   A-1 Common Units converted to Common Shares...............................................            34,064          15,422
   Assumption of mortgages payable upon purchase of apartment communities....................            74,900         195,637
   B Common Units issued in exchange for real estate.........................................                 -           8,730
   Common Shares issued in exchange for real estate..........................................             4,502               -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2004 and 2003
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

      Business

          Our business is conducted primarily through our majority owned subsidiary, Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.1% of the Operating Trust’s outstanding common units and the remaining 10.9% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

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

           In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

      Real Estate Depreciation

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

      Stock-Based Compensation

          As of June 30, 2004, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During the six months ended June 30, 2004, we granted approximately 300,000 Restricted Share Units and 647,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                              ------------------------------   -----------------------------
                                                                   2004           2003              2004          2003
                                                              --------------- --------------   --------------- -------------
Net earnings attributable to Common Shares - Basic..........   $      76,919   $     59,237     $     173,960   $   137,767
Add:  Stock-based employee compensation expense included
   in reported net earnings.................................              63              -               129             -
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards...            (448)         (369)              (884)         (805)
                                                              --------------- --------------   --------------- -------------
Pro forma net earnings attributable to Common Shares - Basic.  $      76,534   $     58,868     $     173,205   $   136,962
                                                              =============== ==============   =============== =============
Net earnings per Common Share:
    Basic - as reported.....................................   $        0.39   $       0.32     $        0.89   $      0.75
                                                              =============== ==============   =============== =============
    Basic - pro forma.......................................   $        0.39   $       0.32     $        0.89   $      0.75
                                                              =============== ==============   =============== =============
    Diluted - as reported...................................   $        0.39   $       0.32     $        0.89   $      0.75
                                                              =============== ==============   =============== =============
    Diluted - pro forma.....................................   $        0.39   $       0.32     $        0.88   $      0.75
                                                              =============== ==============   =============== =============
Weighted average risk-free interest
rate.........................                                          3.48%          3.54%             3.48%         3.54%
Weighted average dividend yield.............................           6.92%          6.74%             6.92%         6.74%
Weighted average volatility.................................          15.33%         19.58%            15.33%        19.58%
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

            Our accumulated other comprehensive income for the six months ended June 30, 2004 was as follows (in thousands):

                                                                     Net
                                                                 Unrealized                      Accumulated
                                                                  Gains on                          Other
                                                                 Marketable      Cash Flow      Comprehensive
                                                                 Securities        Hedges       Income/(Loss)
                                                                --------------  -------------  -----------------
Balance at December 31, 2003..................................   $     23,808    $    (9,573)   $        14,235
Net unrealized holding gains arising during period............            875              -                875
Change in fair value of cash flow hedges......................              -          1,403              1,403
Less: reclassification adjustments for realized net gains.....        (16,957)             -            (16,957)
                                                                --------------  -------------  -----------------
Balance at June 30, 2004......................................
                                                                 $      7,726    $    (8,170)   $          (444)
                                                                ==============  =============  =================

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements - (Continued)

      Per Share Data

           Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                ---------------------------    ----------------------------
                                                                   2004           2003            2004            2003
                                                                ------------  -------------    ------------   -------------
    Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares - Basic.............  $   76,919    $    59,237      $  173,960     $   137,767
   Dividends on Convertible Preferred Shares...................           -              -           2,208               -
   Minority interest - convertible operating partnership units.          42             23             103              46
                                                                ------------  -------------    ------------   -------------
Net earnings attributable to Common Shares - Diluted...........  $   76,961    $    59,260      $  176,271     $   137,813
                                                                ============  =============    ============   =============

    Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares
    outstanding - Basic........................................     195,241        185,116         195,055         183,258
    Assumed conversion of Convertible Preferred Shares into
       Common Shares...........................................           -              -           2,583               -
    Assumed exercise of options................................         946            597             936             503
                                                                ------------  -------------    ------------   -------------
Weighted average number of Common Shares
    outstanding - Diluted......................................     196,187        185,713         198,574       183,761
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

(2)    Real Estate

      Investments in Real Estate

           Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                              June 30, 2004              December 31, 2003
                                                       ---------------------------- -----------------------------
                                                         Investment    Units (1)      Investment     Units (1)
                                                       -------------- ------------- -------------- --------------
Apartment Communities:
   Operating communities............................    $  8,422,668        63,954   $  8,067,075         63,848
   Communities under construction...................         256,188         2,235        301,634          2,607
   Development communities In Planning:
     Owned..........................................          72,393         1,533         95,911          2,633
     Under control (2)..............................               -             -              -            112
                                                       -------------- ------------- -------------- --------------
      Total development communities In Planning.....          72,393         1,533         95,911          2,745
                                                       -------------- ------------- -------------- --------------
        Total Archstone-Smith apartment communities.       8,751,249        67,722      8,464,620         69,200
Ameriton apartment communities......................         637,479         5,844        494,338          5,646
Land ...............................................          39,508             -          9,648              -
Other...............................................          40,247             -         30,574              -
                                                       -------------- ------------- -------------- --------------
        Total real estate...........................    $  9,468,483        73,566   $  8,999,180         74,846
                                                       ============== ============= ============== ==============

           (1)   Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
           (2)   Archstone-Smith had no developments Under Control as of June 30, 2004 and $1.1 million as of December 31, 2003, as is reflected on the "Other assets" caption of our Balance Sheets.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

           The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2003............................................................     $  8,999,180
     Acquisition-related expenditures...................................................          496,831
     Redevelopment expenditures.........................................................           17,345
     Recurring capital expenditures.....................................................           18,625
     Development expenditures, excluding land acquisitions..............................          154,220
     Dispositions.......................................................................         (208,045)
                                                                                            ----------------
        Net apartment community activity................................................        9,478,156
        Change in other real estate assets..............................................           (9,673)
                                                                                            ----------------
Balance at June 30, 2004................................................................     $  9,468,483
                                                                                            ================

          At June 30, 2004, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $402.8 million, of which $362.3 million related to communities under construction.

(3)   Discontinued Operations

           The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

          Consistent with our capital recycling program, we had 16 operating apartment communities, representing 7,805 units, classified as held for sale under the provisions of SFAS 144, at June 30, 2004. Accordingly, we have classified the operating earnings from these 16 properties within discontinued operations for the three and six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, we sold eight REIT and Ameriton operating communities. The operating results of these eight communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2003. The following is a summary of net earnings from discontinued operations (in thousands):

                                                                   Three Months Ended           Six Months Ended
                                                                        March 31,                    June 30,
                                                                ------------------------  --------------------------
                                                                   2004         2003          2004          2003
                                                                -----------  -----------  ------------  ------------
Rental revenues.............................................     $  23,115    $ 58,062     $ 47,280      $  123,214
Rental expenses.............................................        (8,290)    (22,017)     (16,932)        (42,446)
Real estate taxes...........................................        (2,931)     (4,752)      (6,047)        (11,872)
Depreciation on real estate investments.....................        (1,365)     (8,095)      (5,002)        (18,512)
Interest expense (1)........................................        (6,653)    (17,031)     (13,236)        (33,018)
Provision for possible loss on real estate investments......             -           -            -          (3,714)
Debt extinguishment costs related to dispositions...........             -      (1,733)        (908)         (1,891)
Allocation of minority interest.............................        (3,901)     (6,342)     (11,169)        (13,682)
Gains on disposition of taxable REIT subsidiary real estate
    investments, net........................................         1,817           8       14,513           7,619
Gains on dispositions of REIT real estate investments, net..        29,169      48,829       78,969          93,565
                                                                -----------  -----------  ------------  ------------
Earnings from discontinued apartment communities............     $  30,961    $ 46,929     $ 87,468      $   99,263
                                                                ===========  ===========  ============  ============

(1)   The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $5.1 million and $13.0 million for the three months ended June 30, 2004 and 2003, and $9.7 million and $24.2 million for the six months ended June 30, 2004 and 2003, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(4)    Investments in and Advances to Unconsolidated Entities

      Real Estate Joint Ventures

          We have investments in entities that we account for using the equity method. At June 30, 2004, the investment balance consisted of $52.1 million in Archstone-Smith joint ventures and $25.6 million in Ameriton joint ventures. At December 31, 2003, the investment balance consisted of $42.9 million in Archstone-Smith joint ventures and $43.5 million in Ameriton joint ventures.

(5)    Borrowings

     Unsecured Credit Facilities

          The following table summarizes our $600 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                     As of and for       As of and for
                                                                          the           the Year Ended
                                                                   Six Months Ended      December 31,
                                                                     June 30, 2004           2003
                                                                   ------------------  -----------------
Total unsecured revolving credit facility........................    $   600,000         $   600,000
Borrowings outstanding at end of period..........................        265,000              97,000
Outstanding letters of credit under this facility................            950               1,050
Weighted average daily borrowings................................        107,363             231,354
Maximum borrowings outstanding during the period.................        270,000             511,500
Weighted average daily nominal interest rate.....................          1.46%               1.95%
Weighted average daily effective interest rate...................          2.16%               2.55%

          We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.60% to 1.90% during the six months ended June 30, 2004. There were $45.6 million and $6.8 million of borrowings outstanding under this agreement at June 30, 2004 and December 31, 2003, respectively.

      Long-Term Unsecured Debt

          Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                        Effective      Balance at                           Average
                                          Coupon         Interest       June 30,         Balance at        Remaining
             Type of Debt                Rate (1)        Rate (2)         2004        December 31, 2003   Life (Years)
-------------------------------------  --------------  ------------  --------------  ------------------- --------------
Long-term unsecured senior notes....       6.33%          6.52%       $ 1,752,263        $   1,771,167         5.0
Unsecured tax-exempt bonds..........       1.62%          1.88%            75,955              100,798        18.9
                                       --------------  ------------  --------------  ------------------- --------------
     Total/average..................       6.14%          6.33%       $ 1,828,218        $   1,871,965         5.5
                                       ==============  ============  ==============  =================== ==============

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     Mortgages payable

          Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

                                                                       Principal Balance (2) at            Average
                                         Effective Interest   ----------------------------------------   Remaining
         Type of Mortgage                     Rate (1)          June 30, 2004      December 31, 2003     Life (Years)
--------------------------------------  --------------------  -----------------  ---------------------  -------------
Conventional fixed rate (3)...........         6.45%            $    1,474,013       $      1,511,277           5.6
Tax-exempt floating rate..............         1.91%                   392,893                317,351          19.7
Conventional floating rate ...........         2.71%                    21,705                 21,705           4.4
Construction loans....................         3.88%                    59,451                 56,129           0.7
Other.................................         5.02%                    20,681                 21,163          19.0
                                        --------------------  -----------------  ---------------------  -------------
     Total/average mortgage debt......         5.42%            $    1,968,743       $      1,927,625           8.4
                                        ====================  =================  =====================  =============

           (1)   Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of June 30, 2004.
           (2)   Includes net fair market value adjustment recorded in connection with the Smith Merger of $53.2 million and $58.5 million at June 30, 2004 and December 31, 2003, respectively.
           (3)   Includes a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

          The change in mortgages payable, including properties classified as held for sale, during the three months ended June 30, 2004 consisted of the following (in thousands):

Balance at December 31, 2003...................................    $ 1,927,625
    Regularly scheduled principal amortization.................         (6,396)
    Prepayments, final maturities and other....................        (59,389)
    Mortgage assumptions related to property acquisitions......         74,900
    Proceeds from mortgage notes payable.......................         32,003
                                                                  --------------
Balance at June 30, 2004.......................................    $ 1,968,743
                                                                  ==============

     Other

          The book value of total assets pledged as collateral for mortgage loans and other obligations at June 30, 2004 and December 31, 2003 was $3.9 billion and $3.8 billion, respectively. Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and six months ended June 30, 2004.

          For the six months ended June 30, 2004 and 2003, the total interest paid on all outstanding debt was $114.3 million and $125.9 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 2004 and 2003 was $11.3 million and $11.5 million, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(6)    Minority Interest

           Minority interest consisted of the following at June 30, 2004 (in thousands):

                                                                June 30,
                                                                  2004
                                                            ---------------
     A-1 Common Units...................................     $    488,185
     Perpetual Preferred Units..........................           61,180
     Other minority interests...........................            2,158
                                                            ---------------
                                                             $    551,523
                                                            ===============

           The changes in minority interest were as follows:

     Balance at December 31, 2003.......................    $ 592,416
      A-1 Common Unit conversions.......................      (34,064)
      Unitholders' share of net earnings................       24,447
      Common Units issued for real estate...............       10,788
      Minority interest distributions...................      (24,248)
      Other.............................................      (17,816)
                                                           ------------
     Balance at June 30, 2004...........................    $ 551,523
                                                           ============

           Operating Trust Units

          We owned 89.1% and 88.5% of the Operating Trust’s outstanding Common Units at June 30, 2004 and December 31, 2003, respectively. During the six months ended June 30, 2004, approximately 1.7 million A-1 Common Units were converted into Common Shares.

(7)    Distributions to Shareholders

       The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31 and June 30, 2004 and the annualized dividend we expect to pay for 2004:

                                                       Quarterly         Annualized
                                                     Cash Dividend      Cash Dividend
                                                       Per Share          Per Share
                                                    ----------------   ----------------
     Common Shares..............................      $   0.4300          $    1.72
     Series D Preferred Shares (1) .............          0.5475               1.31
     Series I Preferred Shares (2)..............           1,915              7,660
     Series K Preferred Shares .................          0.8500               3.40
     Series L Preferred Shares .................          0.8500               3.40

          (1)   In July 2004, we called the Series D Preferred Shares for redemption in the third quarter of 2004.
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

         Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     ------------------------------   ------------------------------
                                                          2004            2003             2004            2003
                                                     --------------  --------------   --------------  --------------
Reportable apartment communities segment revenues:
   Same-Store:
   Garden communities...............................  $   119,775      $  120,073      $  238,033      $  240,117
   High-rise properties.............................       76,011          76,464         150,611         150,955
Non Same-Store:
   Garden communities...............................       18,328           2,552          32,937           4,051
   High-rise properties.............................        8,320           2,372          14,918           4,515
 Other non-reportable operating segment revenues....        6,077           5,313          10,439          12,329
                                                     --------------  --------------   --------------  --------------
     Total segment and consolidated revenues........  $   228,511      $  206,774      $  446,938      $  411,967
                                                     ==============  ==============   ==============  ==============

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                     ------------------------------   -------------------------------
                                                          2004            2003             2004            2003
                                                     --------------  --------------   --------------  --------------
Reportable apartment communities segment NOI:
   Garden communities...............................  $    89,610      $   83,205      $  175,800      $  165,060
   High-rise properties.............................       53,958          51,357         105,082          98,338
 Other non-reportable operating segment NOI.........          798             651           1,328           1,206
                                                     --------------  --------------   --------------  --------------
     Total segment and consolidated NOI.............      144,366         135,213         282,210         264,604
                                                     --------------  --------------   --------------  --------------
Reconciling items:
   Other income.....................................        5,209           4,541           8,906          10,857
   Depreciation on real estate investments..........      (53,173)        (41,961)       (103,307)        (83,473)
   Interest expense.................................      (44,128)        (37,311)        (87,717)        (76,774)
   General and administrative expenses..............      (12,092)        (12,775)        (24,525)        (25,642)
   Other expenses...................................       (1,278)        (25,332)         (2,614)        (29,540)
                                                     --------------  --------------   --------------  --------------
     Consolidated earnings from operations..........  $    38,904      $   22,375      $   72,953       $  60,032
                                                     ==============  ==============   ==============  ==============

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

                                                         June 30,         December 31,
                                                           2004               2003
                                                      ---------------   ---------------
Reportable operating communities segment assets:
   Same-Store:
     Garden communities............................    $  3,283,168      $  3,586,989
     High-rise properties..........................       2,743,048         2,466,129
   Non Same-Store:
     Garden communities............................       1,868,445         1,195,470
     High-rise properties..........................         770,802         1,072,039
Other non-reportable operating segment assets......          79,608            29,571
                                                      ---------------   ---------------
     Total segment assets..........................       8,745,071         8,350,198
                                                      ---------------   ---------------

Reconciling items:
   Investment in and advances to unconsolidated
    entities.......................................          77,690            86,367
   Cash and cash equivalents.......................           7,939             5,230
   Restricted cash in tax deferred exchange escrow.          17,429           180,920
   Other assets....................................         211,470           298,980
                                                      ---------------   ---------------
     Consolidated total assets.....................    $  9,059,599      $  8,921,695
                                                      ===============   ===============

         Total capital expenditures for garden communities were $10.2 million and $15.8 million for the three and six months ended June 30, 2004, and $10.9 million and $16.9 million for the same periods of 2003, respectively. Total capital expenditures for high-rise properties were $13.4 million and $22.1 million for the three and six months ended June 30, 2004 and $28.8 million and $39.1 million for the same periods of 2003, respectively.

(9)   Litigation and Contingencies

         We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

         We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the six months ended June 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

         We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(10)    Derivatives and Hedging Activities

         We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities, the last of which settled in July 2004. We have designated these forward sales as fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

         To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, Archstone-Smith entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of June 30, 2004 the remaining forward sale agreements had an aggregate notional value of $46.1 million and an aggregate fair value of zero. During the six months ended June 30, 2004, we settled two of the forward sales agreements for approximately 1.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $17.2 million. The total net proceeds from the sale were $97.0 million, with the marketable securities basis determined using the average costs of the securities. Settlement of the remaining forward sale agreements during July 2004 will result in additional gains of approximately $7.7 million during the third quarter of 2004.

         During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. As of June 30, 2004, the aggregate fair value of the swap agreements was negative $4.6 million.

(11)    Subsequent Event

         During August 2004, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of market value of total assets as defined, using a capitalization rate of 7.5% for stabilized operating assets.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Trustees and Shareholders
Archstone-Smith Trust:

         We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2004 and 2003, the condensed consolidated statement of shareholders’ equity and comprehensive income for the six month period ended June 30, 2004 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

         We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

         We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
July 19, 2004

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

      The Company

          Archstone-Smith is a public equity REIT that is engaged primarily in the operating, development, redevelopment acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 89.1% of the Operating Trust’s common units at June 30, 2004.

      Results of Operations

      Overview

          In conjunction with our capital recycling strategy, rental revenues and rental expenses, including real estate taxes, will fluctuate based upon the timing and volume of dispositions, acquisitions and development lease-ups. Accordingly, our results are not only driven by the performance of our operating portfolio, but also by gains/losses from the disposition of real estate, the corresponding loss of ongoing income from assets sold, and increased income generated from acquisitions and developments. These factors all contribute to the overall financial performance of the company.

      Quarter-to-Date Net Earnings Analysis

          Basic net earnings attributable to Common Shares increased $17.7 million, or 29.8%, for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

  Non-operating income of $10.0 million, from the settlement of a forward contract on marketable equity securities resulting in a gain of $6.7 million, and a gain of $3.3 million from the disposition of our property management business during the three months ended June 30, 2004;
  The collection and recognition of $3.1 million related to the settlement of an ongoing Consolidated Engineering Services (“CES”) lawsuit during the three months ended June 30, 2004;
  An $8.5 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the three months ended June 30, 2004;
  A $24.1 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003;

  Increased revenues partially offset by a corresponding increase in operating expenses associated with $438.2 million and $508.9 million in asset acquisitions that occurred during the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively, as well as the continued lease-up of new development projects; and
  A $2.8 million reduction in Preferred Share dividends due to the conversion of Series A and H Preferred Shares during 2003. These conversions eliminated the impact of the related preferred share dividends on our fixed charge coverage ratio.

These increases were partially offset by:

  A $17.9 million decrease in gains from the sale of depreciable real estate during the three months ended June 30, 2004, consistent with an overall reduction in our disposition activity;
  A 0.4% decrease in Same-Store rental revenues primarily due to lower effective rent per unit and other income during the second quarter of 2004 primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area, Boston and Chicago;
  A 6.1% increase in expenses from our Same-Store portfolio for the three months ended June 30, 2004, primarily due to increases in real estate taxes and insurance; and
  The loss of rental revenues and a corresponding decrease in rental expenses due to $265.5 million and $1.6 billion in total dispositions, by the REIT and Ameriton, in the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively.

Year-to-Date Net Earnings Analysis

         Basic net earnings attributable to Common Shares increased $36.2 million, or 26.3%, during the six months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

  Non-operating income of $20.5 million, from the sale and settlement of forward contracts on marketable equity securities resulting in a gain of $17.2 million, and a $3.3 million gain from the disposition of our property management business during the six months ended June 30, 2004;
  The collection and recognition of $3.1 million related to the settlement of an ongoing CES lawsuit during 2004;
  A $13.3 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the six months ended June 30, 2004;
  A $26.9 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003;
  Increased revenues partially offset by a corresponding increase in operating expenses associated with $438.2 million and $508.9 million in asset acquisitions that occurred during the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively, as well as the continued lease-up of new development projects; and
  A $6.7 million reduction in Preferred Share dividends due to the conversion of Series A and H Preferred Shares during 2003. These conversions eliminated the impact of the related preferred share dividends on our fixed charge coverage ratio.

         These increases were partially offset by:

  A $7.7 million decrease in gains from the sale of depreciable real estate during the three months ended June 30, 2004, consistent with an overall reduction in our disposition activity;
  A 0.6% decrease in Same-Store rental revenues primarily due to lower effective rent per unit and other income during the six months ended June 30, 2004, primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area, Boston and Chicago;
  A 4.1% increase in expenses from our Same-Store portfolio for the six months ended June 30, 2004, primarily due to increases in real estate taxes and insurance; and
  The loss of rental revenues and a corresponding decrease in rental expenses due to $265.5 million and $1.6 billion in total dispositions, by the REIT and Ameriton, in the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively.

     Apartment Community Operations

        We utilize net operating income (NOI) as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expenses and real estate taxes for each of our operating properties. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. The following is a reconciliation of NOI to earnings from operations (in thousands):

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                   ------------------------------------------------------------------
                                                        2004            2003              2004             2003
                                                   --------------  --------------   ---------------  ----------------
Net operating income...........................      $  144,366      $  135,213       $  282,210       $   264,604
   Other income.................................          5,209           4,541            8,906            10,857
   Depreciation on real estate investments......        (53,173)        (41,961)        (103,307)          (83,473)
   Interest expense.............................        (44,128)        (37,311)         (87,717)          (76,774)
   General and administrative expenses..........        (12,092)        (12,775)         (24,525)          (25,642)
   Other expense................................         (1,278)        (25,332)          (2,614)          (29,540)
                                                   --------------  --------------   ---------------  ----------------
Earnings from operations........................      $  38,904      $   22,375       $   72,953       $    60,032
                                                   ==============  ==============   ===============  ================

        At June 30, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                              --------------------------------------- ---------------------------------------
                                                  2004         2003        Variance       2004           2003       Variance
                                              ------------  ------------  ----------- -------------  ------------ -----------
Rental revenues:
   Garden communities....................      $ 138,103     $  122,625    $ 15,478     $ 270,970     $ 244,168    $  26,802
   High-rise properties..................         84,331         78,836       5,495       165,529       155,470       10,059
   Non-multifamily.......................            868            772          96         1,533         1,472           61
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total revenues........................        223,302        202,233      21,069       438,032       401,110       36,922
                                              ------------  ------------  ----------- -------------  ------------ -----------

Operating expenses:
   Garden communities....................         48,493         39,420       9,073        95,170        79,108       16,062
   High-rise properties..................         30,373         27,479       2,894        60,447        57,132        3,315
   Non-multifamily.......................             70            121         (51)          205           266          (61)
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total operating expenses..............         78,936         67,020      11,916       155,822       136,506       19,316
                                              ------------  ------------  ----------- -------------  ------------ -----------

Net operating income:
   Garden communities....................         89,610         83,205       6,405       175,800       165,060       10,740
   High-rise properties..................         53,958         51,357       2,601       105,082        98,338        6,744
   Non-multifamily.......................            798            651         147         1,328         1,206          122
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total net operating income............        144,366        135,213       9,153       282,210       264,604       17,606
                                              ------------  ------------  ----------- -------------  ------------ -----------

NOI classified as discontinued operations.        11,894         31,293     (19,399)       24,301        68,896      (44,595)
                                              ------------  ------------  ----------- -------------  ------------ -----------

NOI including discontinued operations.....     $ 156,260     $  166,506   $ (10,246)    $ 306,511     $ 333,500    $ (26,989)
                                              ============  ============  =========== =============  ============ ===========

Operating margin (NOI/rental revenues):
   Garden communities.....................         64.9%          67.9%      (3.0)%         64.9%         67.6%       (2.7)%
   High-rise properties...................         64.0%          65.1%      (1.1)%         63.5%         63.3%         0.2%

Average occupancy during period:
   Garden communities.....................         94.4%          95.1%      (0.7)%         94.6%         95.1%       (0.5)%
   High-rise properties...................         95.1%          92.4%        2.7%         95.1%         92.5%         2.6%

        The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during the three and six months ended June 30 for each respective comparison period (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT):

                                         Same-Store             Same-Store
                                          Revenue                Expense               Same-Store
                                      Growth/(Decline)       Growth/(Decline)     NOI Growth/(Decline)
                                    ---------------------  ---------------------  ---------------------
 Q2 2004 vs. Q2 2003.............          (0.4%)                  6.1%                  (3.5%)
 YTD 2004 vs. YTD 2003............         (0.6%)                  4.1%                  (3.0%)

Quarter-to-Date NOI Analysis

        NOI increased by $9.2 million, or 6.8%, during the three months ended June 30, 2004 as compared to the same period during 2003. Of this increase, $6.4 million was derived from our garden communities and $2.6 million resulted from our high-rise portfolio.

        The $6.4 million increase in garden NOI during the three months ended June 30, 2004 as compared to June 30, 2003 was primarily attributable to:

  The acquisition of 12 garden communities for approximately $750 million since the second quarter of 2003; and
  The ongoing lease-up and stabilization of eight development communities.

This increase was partially offset by a 3.1% decline in our garden Same-Store NOI on a quarter-to-date basis primarily due to:

  Lower effective rent per unit resulting from continued weakness primarily in non-core markets in addition to the San Francisco Bay area, Boston and Chicago; and
  A decline in garden operating margins, resulting from a 5.7% increase in Same-Store operating expenses. This increase resulted principally from higher real estate taxes and insurance.

The $2.6 million increase in high-rise NOI during the three months ended June 30, 2004 as compared to June 30, 2003 was caused by:

  The acquisition of two high-rise properties for approximately $200 million since the second quarter of 2003;
  The continued lease-up and stabilization of a new Chicago high-rise development property in the prior year; and
  Increased NOI contributions from certain Southeast Florida assets, which were undergoing redevelopment /remediation during the prior year.

This increase was partially offset by a 4.3% decline in high-rise Same-Store NOI on a quarter-to-date basis primarily due to:

  Lower effective rent per unit resulting from ongoing market weakness in Chicago and Boston; and
  A decline in high-rise operating margins resulting from a 6.7% increase in Same-Store operating expenses primarily due to higher real estate taxes and insurance expense.

Year-to-Date NOI Analysis

        NOI increased by $17.6 million, or 6.7%, during the six months ended June 30, 2004 as compared to the same period during 2003. Of this increase, $10.7 million was derived from our garden communities and $6.7 million resulted from our high-rise portfolio.

        The $10.7 million increase in garden NOI during the six months ended June 30, 2004 as compared to June 30, 2003 was primarily attributable to the garden acquisitions and lease-ups described above, partially offset by a 3.8% decline in garden Same-Store NOI. This decline in Same-Store NOI was due to:

  Lower effective rent per unit resulting from continued weakness in non-core markets in addition to the San Francisco Bay area, Boston and Chicago; and
  A 5.3% increase in Same-Store operating expenses primarily due to higher real estate taxes and insurance expense.

          The $6.7 million increase in high-rise NOI during the six months ended June 30, 2004 as compared to June 30, 2003 was attributable to the high-rise acquisitions, lease-ups and redevelopments described above, partially offset by a 1.7% decline in high-rise Same-Store NOI. This decline in Same-Store NOI was due to:

  Lower effective rent per unit resulting from continued weakness in Chicago and Boston; and
  A 2.5% increase in Same-Store operating expenses primarily due to higher real estate taxes and personnel expense.

      NOI including Discontinued Operations

          NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $10.2 million and $27.0 million during the three and six months ended June 30, 2004 as compared to the same periods during 2003, respectively. This net decrease in NOI was primarily attributable to:

  The loss of NOI from the disposition of $265.5 million in operating assets, by the REIT and Ameriton, during the six months ended June 30, 2004;
  The loss of NOI from the disposition of $1.6 billion of operating assets, by the REIT and Ameriton, during the twelve months ended December 31, 2003; and
  A decline in Same-Store NOI of 3.5% and 3.0% for the three and six months ended June 30, 2004 compared to the same periods in prior year, respectively.

          This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described above, as well as an increase in NOI associated with assets classified as held-for-sale, as certain of these assets were either under redevelopment or in lease-up during the prior year.

      Other Income

          Other income increased $0.7 million, or 14.7%, for the three months ended June 30, 2004 as compared to the same period in 2003, principally due to the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit during the three months ended June 30, 2004. This was partially offset by a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the three months ended June 30, 2003.

          The $2.0 million, or 18.0%, decrease during the six months ended June 30, 2004 as compared to the same period in 2003 is principally attributable to a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the six months ended June 30, 2003. This was partially offset by the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit and $1.3 million in insurance recoveries which were recognized during the six months ended June 30, 2004.

      Depreciation Expense

          Depreciation expense increased $11.2 million, or 26.7%, and $19.8 million, or 23.8%, during the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of depreciation expense to discontinued operations during 2003 as compared to 2004.

          Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $4.5 million and $6.3 million during the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively. These increases are principally attributable to the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease. Depreciation expense also increased due to an increase in our overall depreciable basis associated with the disposition of real estate assets with lower depreciable basis and the reinvestment of these proceeds into assets with higher basis.

       Interest Expense

            Interest expense increased $6.8 million, or 18.3%, and $10.9 million, or 14.3%, for the three and six months ended June 30, 2004 as compared to the same period in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of interest expense to discontinued operations during 2003 as compared to 2004. The portion of interest allocated to discontinued operations is based on the company’s leverage ratio.

            Including interest expense on properties reflected in discontinued operations, interest expense decreased $3.6 million, or 6.6%, and $8.8 million, or 8.1%, during the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively. These decreases are primarily the result of a reduction in the weighted average debt rates during the three and six months ended June 30, 2004 and a reduction in our average debt balances during 2004 as compared to 2003 consistent with an overall reduction our leverage ratio.

      General and Administrative Expenses

          General and administrative expenses decreased $0.7 million, or 5.3%, and $1.1 million, or 4.4%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. These decreases are primarily attributable to lower payroll related costs due to severance paid in 2003 and the resulting lower headcount during 2004.

      Other Expenses

          The $24.1 million, or 95.0%, and $26.9 million, or 91.2%, decrease in other expenses for the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively, is primarily due to lower moisture infiltration and resulting mold related expenses during the three and six months ended June 30, 2004, as well as a decrease in Ameriton income taxes.

      Income from Unconsolidated Entities

          Income from unconsolidated entities increased $8.5 million and $13.3 million during the three and six months ended June 30, 2004 as compared to the same periods during 2003, respectively, primarily due to the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES and gains from the sale of joint venture operating communities recognized during the three and six months ended June 30, 2004.

      Other Non-Operating Income

          Other non-operating income increased by $10.0 million and $20.5 million during the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to the recognition of $6.7million and $17.2 million in gains from the sale and settlement of marketable securities during the three and six months ended June 30, 2004, respectively. The three and six months ended June 30, 2004 also include a $3.3 million gain from the sale of our property management business. We had no non-operating income during the six months ended June 30, 2003.

      Preferred Share Dividends

          The $2.8 million and $6.7 million decrease in Preferred Share dividends for the three and six months ended June 30, 2004, respectively, is primarily due to the conversion of Series H Preferred Shares into Common Shares in May 2003, and the conversion of Series A Preferred Shares into Common Shares in December 2003. We expect our Preferred Share dividends to further decrease as a result of the planned redemption of our Series D Preferred Shares in the third quarter 2004 and the redemption of our Series K Preferred Shares, which we anticipate will result in a conversion into Common Shares during the fourth quarter of 2004.

      Discontinued Operations

           The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

          Consistent with our capital recycling program, we had 16 operating apartment communities, representing 7,805 units, classified as held for sale under the provisions of SFAS 144, as of June 30, 2004. Accordingly, we have classified the operating earnings from these 16 properties within discontinued operations for the three and six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, we sold eight REIT and Ameriton operating communities. The operating results of these eight communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2003. The following is a summary of earnings from discontinued operations (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                              ---------------------------------------------------------
                                                                  2004          2003           2004            2003
                                                              ------------  ------------  --------------  -------------
Rental revenues............................................    $  23,115     $   58,062    $    47,280     $   123,214
Rental expenses.............................................      (8,290)       (22,017)       (16,932)        (42,446)
Real estate taxes...........................................      (2,931)        (4,752)        (6,047)        (11,872)
Depreciation on real estate investments.....................      (1,365)        (8,095)        (5,002)        (18,512)
Interest expense (1)........................................      (6,653)       (17,031)       (13,236)        (33,018)
Provision for possible loss on real estate investment.......           -              -              -          (3,714)
Debt extinguishment costs related to dispositions...........           -         (1,733)          (908)         (1,891)
Allocation of minority interest.............................      (3,901)        (6,342)       (11,169)        (13,682)
Gains on disposition of taxable REIT subsidiary real
    estate investments, net.................................       1,817              8         14,513           7,619
Gain on dispositions of REIT real estate investments, net...      29,169         48,829         78,969          93,565
                                                              ------------  ------------  --------------  -------------
                                                               $  30,961     $   46,929    $    87,468     $    99,263
                                                              ============  ============  ==============  =============

(1)   The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $5.1 million and $13.0 million for the three months ended June 30, 2004 and 2003, and $9.7 million and $24.2 million for the three months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

          We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate, and proceeds from the July 2004 settlement of marketable equity securities, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2004.

      Operating Activities

           Net cash flow provided by operating activities increased $3.6 million, or 2.3%, for the six months ended June 30, 2004 as compared to the same period of 2003. This increase was principally due to: (i) lower moisture infiltration and resulting mold-related expenses during the six months ended June 30, 2004, (ii) lower interest expense due to a reduction in the weighted average debt rates and a reduction in the average debt balances during the six months ended June 30, 2004, and (iii) a smaller portion of earnings allocated to minority interest due to the conversion of Common Units into Common Shares during the six months ended June 30, 2004. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

      Investing and Financing Activities

          For the six months ended June 30, 2004, cash flows from investing activities decreased by $209.3 million, as compared to the same period in 2003. This was due to a $137.3 million decrease in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003. Additionally, we spent an additional $213.0 million for acquisitions and development activity during 2004 as compared to 2003. The disposition, acquisition and development amounts are net of tax-deferred exchange proceeds. The decrease is partially offset by proceeds from the sale of marketable securities during the six months ended June 30, 2004, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows.

          Cash flows used in financing activities decreased by $212.4 million, or 63.6%, as compared to the same period in 2003. This decrease is primarily due to increased borrowings to finance a net increase in real estate investments during the six months ended June 30, 2004 as compared to the prior year, partially offset by a an increase in cash used to repurchase Common Shares.

          Our most significant non-cash investing and financing activities during the six months ended June 30, 2004 and 2003 included: (i) the issuance of A-1 Common Units in exchange for real estate in 2004, (ii) the conversion of A-1 Common Units to Common Shares in both 2004 and 2003, (iii) the assumption of mortgages payable upon the purchase of apartment communities in 2004 and 2003, and (iv) the issuance of Common Shares in exchange for real estate in 2004.

      Scheduled Debt Maturities and Interest Payment Requirements

          We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year, which would impact our financial flexibility. As of June 30, 2004, we have approximately $66.4 million of long-term debt maturing during the remainder of 2004, $313.6 million maturing during 2005 and $356.4 million maturing during 2006.

          At August 2, 2004, we had $583.2 million of liquidity, including cash, restricted cash in escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 2.08%, 6.33% and 5.42%, respectively, during the three months ended June 30, 2004. These rates give effect to the impact of interest rate swaps and caps, as applicable.

           We were in compliance will all financial covenants pertaining to our debt instruments during the period ended June 30, 2004.

      Shareholder Dividend Requirements

          Based on anticipated distribution levels for 2004 and the number of shares and units outstanding as of June 30, 2004, we anticipate that we will pay distributions and dividends of $391.8 million in the aggregate during 2004, which includes the planned redemption of our Series D Preferred Shares, Series F Preferred Units, and a portion of our Series E Preferred Units, during the third and fourth quarter of 2004. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.

     Planned Investments

          Following is a summary of unfunded planned investments as of June 30, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

                                                                                   Planned Investments
                                                                            -------------------------------
                                                                 Units       Discretionary     Committed
                                                            --------------  ---------------  --------------
Communities under redevelopment..........................           3,144       $   10,493      $   40,487
Communities under construction...........................           4,138                -         362,335
Communities In Planning and owned........................           2,282          388,639               -
Communities In Planning and Under Control................             128           15,994               -
Community acquisitions under contract....................           1,285          300,152               -
                                                            --------------  ---------------  --------------
     Total...............................................          10,977       $  715,278      $  402,822
                                                            ==============  ===============  ==============

          In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities, as well as recurring expenditures to improve and maintain our established operating communities.

          We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2004 and 2005. We expect to start construction on approximately $100 - $250 million, based on Total Expected Investment, of REIT communities that are currently classified as In Planning during the remainder of 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

      Funding Sources

          We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $324.0 million in available capacity on our unsecured credit facilities, $27.2 million in tax-deferred exchange escrow and $232.0 million of cash on hand at August 2, 2004. In addition, we expect to complete the disposition of $700- $900 million of REIT operating communities during 2004.

          In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. At August 2, 2004, Archstone-Smith and the Operating Trust had $1.2 billion available in shelf registered debt and equity securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.

       Other Contingencies and Hedging Activities

          We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

          We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the six months ended June 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

          We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

          As a general matter, concern about indoor exposure to mold has been increasing, as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

          The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we may be required to use our own funds to resolve the issue, including litigation costs.

          We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities, the last of which settled in July 2004. We have designated these forward sales as fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

          To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, Archstone-Smith entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of June 30, 2004 the remaining forward sale agreements had an aggregate notional value of $46.1 million and an aggregate fair value of zero. During the six months ended June 30, 2004, we settled two of the forward sales agreements for approximately 1.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $17.2 million. The total net proceeds from the sale were $97.0 million, with the marketable securities basis determined using the average costs of the securities. Settlement of the remaining forward sale agreements during July 2004 will result in additional gains of approximately $7.7 million during the third quarter of 2004.

          During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. As of June 30, 2004, the aggregate fair value of these swap agreements was negative $4.6 million.

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

      Internal Cost Capitalization

          We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to prepare them for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”.

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

          The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket as well as the asset type, age, and quality. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

      Moisture Infiltration and Resulting Mold Remediation Costs

          Accounting for correction of moisture infiltration and mold remediation costs is considered a “critical accounting estimate” because significant judgment is required by management to determine when to record a liability, how much should be accrued as a liability, and whether such costs meet the criteria for capitalization.

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

Off Balance Sheet Arrangements

          Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consist of $77.7 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.

          CES is a service business that we acquired during the Smith Merger in 2001, which prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash, and we recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. Also excluded from the gain were liabilities for certain indemnifications that expired during June 2004. During the six months ended June 30, 2004 and 2003, we recognized $923,000 and $4.1 million related to the collection of accounts receivable over 120 days, respectively. During the six months ended June 30, 2004, we also recognized $3.2 million related to the expiration of certain indemnified liabilities recorded as part of the CES sale.

          SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.

Contractual Commitments

          The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                                    2005          2007       2009 thru
                                                      2004        and 2006      and 2008        2095           Total
                                                  ------------  ------------- ------------- ------------- --------------
Scheduled long-term debt maturities............    $  66.4       $   670.0     $  976.7      $ 2,083.9     $  3,797.0
Unsecured credit facilities (1)................       45.6           265.0            -              -          310.6
Development and redevelopment expenditures.....      148.1           254.7            -              -          402.8
Performance bond guarantees (2)................       17.0            16.4            -            1.2           34.6
Lease commitments and other (3)................        7.3             6.8         12.9          202.5          229.5
                                                  ------------  ------------- ------------- ------------- --------------
   Total.......................................    $ 284.4       $ 1,212.9     $  989.6      $ 2,287.6     $  4,774.5
                                                  ============  ============= ============= ============= ==============

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

Item 4.    Controls and Procedures

          An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          Santos, et al. v. Archstone-Smith Operating Trust, et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. Although we believe this case to be without merit, we are currently in settlement discussions with the individuals who have retained counsel. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

          Michel, et al., v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe this suit is without merit, and intend to vigorously contest the claims asserted in this litigation. No assurances can be given that this lawsuit, if adversely determined, will not have a material adverse effect on the company.

           Semidey, et al., v. Archstone-Smith Operating Trust, et al.,was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case made substantially the same allegations as those made in the Henriquis claim and sought both injuctive relief and unspecified monetary and punitive damages. Although we were never served with this complaint, we have reached a settlement with a majority of the represented residents and therefore this complaint was dismissed without prejudice. We have recorded a liability consistent with the settlement reached in this claim.

           Although we are in continued discussions with the remaining represented residents in the Semidey case, plaintiffs’ counsel elected to re-file a class action suit on behalf of these individuals (Sullivan, et al., v. Archstone-Smith Operating Trust, et al.) on July 6, 2004 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. This is based upon the same allegation as the Semidey action and seeks the same relief, with the exception of damages for bodily injury, which are excluded. Plaintiffs’ counsel has advised us that they intend to seek recovery for any bodily injury claims through individual lawsuits. We have recorded a liability consistent with the settlement agreed to in the Semidey case; however, no assurances can be given that this lawsuit, if adversely determined, will not have a material adverse effect on the company.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The following table summarizes repurchases of our Common Shares (amounts in thousands):

                                                       Total Number of
                                                            Shares          Maximum Approximate
                                                         Purchased as        Dollar Value That
                        Number of        Average           Part of             May Yet Be
                         Shares        Price Paid          Publicly        Purchased Under the
      Period            Purchased       per Share       Announced Plan            Plan
--------------------   ------------   ------------    -----------------    --------------------
4/1/04 - 4/30/04                 -             -                   -          $      254,951  (1)
5/1/04 - 5/31/04             1,940     $   27.13 (2)           1,940                 202,452
6/1/04 - 6/30/04                 -             -                   -                 202,452
                       ------------                   -----------------
Total...............         1,940                             1,940
                       ============                   =================

           (1)   On April 22, 2004, the Board increased the total authorized for share repurchases to $255 million.
           (2)   Represents a per share price of $27.09, plus commissions

Item 4.   Submission of Matters to a Vote of Security Holders

           At the annual shareholders meeting on May 20, 2004, our shareholders re-elected the following individuals to serve on the Board.

                              Share Votes in         Shares Withheld/
           Name                    Favor                 Against
-------------------------  --------------------  -----------------------
Ernest A. Gerardi, Jr.          146,192,552            33,165,282
Ruth Ann M. Gillis              175,528,994             3,828,840
Ned S. Holmes                   147,637,291            31,720,543
R. Scot Sellers                 146,122,281            33,235,553

           In addition, at the annual meeting the shareholders voted on the following two proposals:

      Proposal                                For           Against          Abstain
---------------------------------------  -------------  ---------------- ---------------
Ratification of appointment of KPMG
  LLP as auditors for the current
  fiscal year..........................   177,397,891       1,771,514        188,428
Shareholder proposal regarding
  severance agreements.................   102,560,660      60,473,176        565,337

Item 6.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

           10.1   Amendment to Archstone-Smith Trust 2001 Long-Term Incentive Plan

           12.1   Computation of Ratio of Earnings to Fixed Charges

           12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

           15.1   Letter from KPMG LLP dated July 19, 2004, regarding unaudited financial information

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

ARCHSTONE-SMITH TRUST

BY:     /S/ R. SCOT SELLERS
R. Scot Sellers
Chairman and
Chief Executive Officer

BY:     /S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

BY:     /S/ MARK A. SCHUMACHER
Mark A. Schumacher
Controller and Senior Vice President
(Principal Accounting Officer)

Date: August 6, 2004

EXHIBIT 10.1

First Amendment to the Archstone-Smith Trust 2001 Long-Term Incentive Plan

           2.4     Payment of Option Exercise Price. The payment of the Exercise Price of an Option granted under this Section 2 shall be subject to the following:

(a)    Subject to the following provisions of this subsection 2.4, the full
       Exercise Price for Shares purchased upon the exercise of any Option shall be paid at the time of such exercise (except that, in the case of an exercise arrangement approved by the Committee and described in paragraph 2.4(c), payment may be made as soon as practicable after the exercise).

(b)    The Exercise Price shall be payable in cash, or by tendering, by either actual delivery of Shares or by attestation, Shares acceptable to the
       Committee, and valued at Fair Market Value as of the day of exercise, or in any combination thereof, as determined by the Committee.

(c)    The Committee may permit a Participant to elect to pay the Exercise Price upon the exercise of an Option by irrevocably authorizing a third party to sell Shares (or a sufficient portion of the Shares) acquired upon exercise of the Option and remit to the Company a sufficient portion of the sale proceeds to pay the entire Exercise Price and any tax withholding resulting from such exercise.

EXHIBIT 12.1

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

                                   Six Months Ended
                                       June 30,                           Twelve Months Ended December 31,
                               -------------------------   ---------------------------------------------------------------
                                 2004 (1)     2003 (1)        2003 (1)     2002 (1)    2001 (1)    2000 (1)     1999 (1)
                               ------------ ------------   ------------- ----------- ----------- ------------ ------------
Earnings from operations.....   $  72,953    $  60,032      $ 106,395     $ 107,857   $ 101,561   $ 118,307    $  139,662
Add:
   Interest expense..........      87,717       76,774        174,397       189,432      80,359      82,286        93,974
                               ------------ ------------   ------------- ----------- ----------- ------------ ------------
Earnings as adjusted.........   $ 160,670    $ 136,806      $ 280,792     $ 297,289   $ 181,920   $ 201,593    $  233,636
                               ============ ============   ============= =========== =========== ============ ============

Fixed charges:
   Interest expense..........   $  87,717    $  76,774      $ 174,397     $ 189,432   $  80,359   $  82,286    $   93,974
   Capitalized interest......      11,347       11,528         26,854        32,377      29,186      37,079        41,099
                               ------------ ------------   ------------- ----------- ----------- ------------ -------------
     Total fixed charges.....   $  99,064    $  88,302      $ 201,251     $ 221,809   $ 109,545   $ 120,365    $  135,073
                               ============ ============   ============= =========== =========== ============ ============
Ratio of earnings to fixed
charges......................         1.6          1.5            1.4           1.3         1.7         1.7          1.7
                               ============ ============   ============= =========== =========== ============ ============

          (1)    Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 12.2

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
AND PREFERRED SHARE DIVIDENDS

(Dollar amounts in thousands)

(Unaudited)

                                                     Six Months Ended                  Twelve Months Ended December 31,
                                                          June 30,
                                                  ----------------------- -----------------------------------------------------------
                                                    2004 (1)    2003 (1)    2003 (1)    2002 (1)    2001 (1)    2000 (1)    1999 (1)
                                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------
Earnings from operations.........................  $  72,953   $  60,032   $ 106,395   $ 107,857   $ 101,561   $ 118,307   $ 139,662
Add:
    Interest expense.............................     87,717      76,774     174,397     189,432      80,359      83,286      93,974
                                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------
Earnings as adjusted.............................  $ 160,670   $ 136,806   $ 280,792   $ 297,289   $ 181,920   $ 201,593   $ 233,636
                                                  =========== =========== =========== =========== =========== =========== ===========

Combined fixed charges and Preferred Share
dividends:
    Interest expense.............................  $  87,717   $  76,774   $ 174,397   $ 189,432   $  80,359   $  83,286   $  93,974
    Capitalized interest.........................     11,347      11,528      26,854      32,377      29,186      37,079      41,099
                                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------
     Total fixed charges.........................     99,064      88,302     201,251     221,809     109,545     120,365     135,073
                                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------
    Preferred Share dividends....................      6,274      12,977      20,997      32,185      25,877      25,340      23,733
                                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------
Combined fixed charges and Preferred Share
dividends........................................  $ 105,338   $ 101,279   $ 222,248   $ 253,994   $ 135,422   $ 145,705   $ 158,806
                                                  =========== =========== =========== =========== =========== =========== ===========
Ratio of earnings to combined fixed charges and
    Preferred Share dividends....................        1.5         1.4         1.3         1.2         1.3         1.4         1.5
                                                  =========== =========== =========== =========== =========== =========== ===========

           (1)   Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 15.1

The Board of Trustees
Archstone-Smith Trust:

Re: Registration Statements Nos. 333-114358 (Form S-3), 333-114632 (Form S-3), 333-114770 (Form S-3), 333-44639-01(Form S-3), 333-72550 (Form S-8), 333-72506 (Form S-8), 333-60817-99 (Form S-8), 333-60815-99 (Form S-8), 333-31033-99 (Form S-8), 333-31031-99 (Form S-8), 333-43723-99 (Form S-8), 333-89160 (Form S-3), 333- 86744 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 19, 2004, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Denver, Colorado
August 6, 2004

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

Date: August 6, 2004

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

Date: August 6, 2004

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

Date: August 6, 2004

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

Date: August 6, 2004