Form 10-Q
period 2004-09-30
ARCHSTONE SMITH TRUST
filed 2004-11-09
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      At November 3, 2004, there were approximately 197,364,000 of the Registrant’s Common Shares outstanding.

		Page
Item	Description	Number

PART 1
1.	Financial Statements
	Condensed Consolidated Balance Sheets — September 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Earnings — Three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income — Nine months ended September 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2004 and 2003 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	20
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3.	Quantitative and Qualitative Disclosures About Market Risk	35
4.	Controls and Procedures	35
PART II
1.	Legal Proceedings	36
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity	37
4.	Submission of Matters to a Vote of Security Holders	37
6.	Exhibits	37
Form of Non-Qualified Share Option Agreement
Form of Restricted Share Unit Agreement - 2001 Long-Term Incentive Plan
Form of Restricted Share Unit Agreement - Equity Plan for Outside Trustees
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
Consent of Independent Public Accounting Firm
Certifcation of Chief Executive Officer
Certifcation of Chief Financial Officer
Certifcation of CEO Pursuant to Section 906
Certifcation of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Real estate	$8,885,846	$8,638,954
Real estate — held for sale	428,804	360,226
Less accumulated depreciation	744,898	648,982

	8,569,752	8,350,198
Investments in and advances to unconsolidated entities	95,811	86,367

Net investments	8,665,563	8,436,565
Cash and cash equivalents	179,642	5,230
Restricted cash in tax-deferred exchange escrow	83,357	180,920
Other assets	149,215	298,980

Total assets	$9,077,777	$8,921,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$—	$103,790
Long-Term Unsecured Debt	2,119,913	1,871,965
Mortgages payable	1,931,363	1,866,252
Mortgages payable — held for sale	60,810	61,373
Accounts payable, accrued expenses and other liabilities	313,203	281,212

Total liabilities	4,425,289	4,184,592

Minority interest	522,908	592,416

Shareholders’ equity:
Convertible Preferred Shares	25,000	50,000
Perpetual Preferred Shares	50,000	98,940
Common Shares (197,224,705 shares in 2004 and 194,762,263 shares in 2003)	1,972	1,948
Additional paid-in capital	3,975,548	3,952,404
Accumulated other comprehensive (loss)/income	(7,591)	14,235
Retained earnings	84,651	27,160

Total shareholders’ equity	4,129,580	4,144,687

Total liabilities and shareholders’ equity	$9,077,777	$8,921,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Rental revenues	$224,497	$198,894	$649,193	$586,454
Other income	4,930	3,833	13,836	14,690

	229,427	202,727	663,029	601,144

Expenses:
Rental expenses	60,864	51,072	168,699	146,897
Real estate taxes	20,900	17,459	63,388	52,851
Depreciation on real estate investments	54,119	42,729	154,834	123,480
Interest expense	46,692	36,800	129,476	111,728
General and administrative expenses	12,898	12,558	37,423	38,200
Other expenses	2,809	2,380	6,107	28,978

	198,282	162,998	559,927	502,134

Earnings from operations	31,145	39,729	103,102	99,010
Minority interest	(6,115)	(5,440)	(19,484)	(13,315)
Income from unconsolidated entities	5,485	1,714	18,115	1,008
Other non-operating income	7,701	—	28,162	—

Earnings before discontinued operations	38,216	36,003	129,895	86,703
Earnings from discontinued apartment communities	102,894	120,425	191,464	220,098

Net earnings	141,110	156,428	321,359	306,801
Preferred Share dividends	(3,661)	(4,812)	(9,935)	(17,789)

Net earnings attributable to Common Shares — Basic	$137,449	$151,616	$311,424	$289,012

Weighted average Common Shares outstanding — Basic	195,777	189,276	195,298	185,286

Weighted average Common Shares outstanding — Diluted	199,334	196,600	198,751	194,823

Earnings per Common Share — Basic:
Earnings before discontinued operations	$0.18	$0.16	$0.61	$0.37
Discontinued operations, net	0.52	0.64	0.98	1.19

Net earnings	$0.70	$0.80	$1.59	$1.56

Earnings per Common Share — Diluted:
Earnings before discontinued operations	$0.18	$0.16	$0.61	$0.37
Discontinued operations, net	0.52	0.63	0.97	1.18

Net earnings	$0.70	$0.79	$1.58	$1.55

Dividends paid per Common Share	$0.43	$0.4275	$1.29	$1.2825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2004

	Convertible	Perpetual
	Preferred	Preferred
	Shares at	Shares at			Accumulated
	Aggregate	Aggregate	Common	Additional	Other
	Liquidation	Liquidation	Shares at	Paid-In	Comprehensive	Retained
	Preference	Preference	Par Value	Capital	Income/(Loss)	Earnings	Total

	(In thousands)
	(Unaudited)
Balances at December 31, 2003	$50,000	$98,940	$1,948	$3,952,404	$14,235	$27,160	$4,144,687
Comprehensive income:
Net earnings	—	—	—	—	—	321,359	321,359
Change in fair value of cash flow hedges	—	—	—	—	1,970	—	1,970
Change in fair value of marketable securities	—	—	—	—	(23,796)	—	(23,796)

Comprehensive income attributable to Common Shares							299,533

Preferred Share dividends	—	—	—	—	—	(9,935)	(9,935)
Common Share dividends	—	—	—	—	—	(253,933)	(253,933)
A-1 Common Units converted into Common Shares	—	—	23	46,897	—	—	46,920
Conversion of Preferred Shares into Common Shares	(25,000)	—	13	24,987	—	—	—
Common Share repurchases	—	—	(32)	(88,470)	—	—	(88,502)
Preferred Share repurchases	—	(48,940)	—	1,727	—	—	(47,213)
Exercise of options	—	—	18	35,777	—	—	35,795
Issuance of Common Shares in exchange for real estate	—	—	2	4,500	—	—	4,502
Other, net	—	—	—	(2,274)	—	—	(2,274)

Balances at September 30, 2004	$25,000	$50,000	$1,972	$3,975,548	$(7,591)	$84,651	$4,129,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
	(Unaudited)
Operating activities:
Net earnings	$321,359	$306,801
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	172,172	148,162
Gains on dispositions of depreciated real estate, net	(226,296)	(243,718)
Gains on sale of marketable equity securities and property management business	(28,162)	—
Provision for possible loss on real estate investments	—	3,714
Minority interest	42,837	43,187
Equity in earnings/loss from unconsolidated entities	(18,115)	(1,008)
Change in other assets	(586)	7,972
Change in accounts payable, accrued expenses and other liabilities	13,133	(19,413)
Other, net	(6,087)	4,030

Net cash flow provided by operating activities	270,255	249,727

Investing activities:
Real estate investments, net	(1,164,522)	(623,713)
Change in investments in unconsolidated entities, net	16,508	20,548
Proceeds from dispositions, net of closing costs	1,163,277	1,217,461
Change in tax-deferred exchange escrow	97,563	(84,232)
Other, net	125,449	(47,061)

Net cash flow provided by investing activities	238,275	483,003

Financing activities:
Payments on Long-Term Unsecured Debt	(52,950)	(151,250)
Proceeds from Long-Term Unsecured Debt, net	297,052	247,225
Principal prepayment of mortgages payable, including prepayment penalties	(78,285)	(263,442)
Regularly scheduled principal payments on mortgages payable	(9,003)	(8,993)
Proceeds from mortgage notes payable	44,241	52,299
Repayments of borrowings from unsecured credit facilities, net	(103,790)	(363,578)
Proceeds from Common Shares issued under DRIP and employee stock options	35,795	87,885
Repurchase of Common Shares and Preferred Shares	(137,442)	(13,624)
Repurchase of Series E and F Perpetual Preferred Units	(32,090)	—
Cash dividends paid on Common Shares	(253,933)	(239,553)
Cash dividends paid on Preferred Shares	(8,208)	(20,007)
Cash distributions paid to minority interests	(36,055)	(35,523)
Other, net	550	(1,819)

Net cash flow (used in) financing activities	(334,118)	(710,380)

Net change in cash and cash equivalents	174,412	22,350
Cash and cash equivalents at beginning of period	5,230	12,846

Cash and cash equivalents at end of period	$179,642	$35,196

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$10,788	$33,355
Common Shares issued in exchange for real estate	4,502	—
A-1 Common Units converted to Common Shares	46,920	22,913
Assumption of mortgages payable upon purchase of apartment communities	113,585	—
Conversion of Series K Preferred Shares into Common Shares	25,000	—
Conversion of Series H Preferred Shares into Common Shares	—	71,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

Business

      Our business is conducted primarily through our majority owned subsidiary, Archstone-Smith Operating Trust (the “Operating Trust”). We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.4% of the Operating Trust’s outstanding common units and the remaining 10.6% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Loss Contingencies

      We accrue for loss contingencies when it is probable that a loss will be incurred and that loss can by reasonably estimated consistent with the criteria established in SFAS No. 5 “Accounting for Contingencies”.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also record insurance recoveries up to the amount of the actual loss contingency when the insurance recovery is both probable and can be reasonably estimated.

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

Income Taxes

      We primarily incur income taxes through our consolidated taxable REIT subsidiary Ameriton. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Stock-Based Compensation

      As of September 30, 2004, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During the nine months ended September 30, 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. Restricted Share Units are valued using the current share price at the date of grant and this amount is amortized over the vesting period. For employee option awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net earnings attributable to Common Shares — Basic	$137,449	$151,616	$311,424	$289,012
Add: Stock-based employee compensation expense included in reported net earnings	65	—	194	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(477)	(379)	(1,427)	(1,228)

Pro forma net earnings attributable to Common Shares — Basic	$137,037	$151,237	$310,191	$287,784

Net earnings per Common Share:
Basic — as reported	$0.70	$0.80	$1.59	$1.56

Basic — pro forma	$0.70	$0.80	$1.59	$1.55

Diluted — as reported	$0.70	$0.79	$1.58	$1.55

Diluted — pro forma	$0.69	$0.79	$1.58	$1.54

Weighted average risk-free interest rate	3.48%	3.54%	3.48%	3.54%
Weighted average dividend yield	6.92%	6.74%	6.92%	6.74%
Weighted average volatility	15.33%	19.58%	15.33%	19.58%
Weighted average expected option life	5.0 years	5.0 years	5.0 years	5.0 years

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

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our accumulated other comprehensive income for the nine months ended September 30, 2004 was as follows (in thousands):

	Net
	Unrealized		Accumulated
	Gains on		Other
	Marketable	Cash Flow	Comprehensive
	Securities	Hedges	Income/(Loss)

Balance at December 31, 2003	$23,808	$(9,573)	$14,235
Change in fair value of cash flow hedges	—	4,379	4,379
Fair value of long-term debt hedge	—	(2,409)	(2,409)
Less: reclassification adjustments for realized net gains	(23,796)	—	(23,796)

Balance at September 30, 2004	$12	$(7,603)	$(7,591)

Per Share Data

      Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares — Basic	$137,449	$151,616	$311,424	$289,012
Dividends on Convertible Preferred Shares	1,061	2,782	3,269	11,692
Minority interest — convertible operating partnership units	150	347	242	364

Net earnings attributable to Common Shares — Diluted	$138,660	$154,745	$314,935	$301,068

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding — Basic	195,777	189,276	195,298	185,286
Assumed conversion of Convertible Preferred Shares into Common Shares	2,439	6,517	2,535	9,155
Assumed exercise of options	1,118	807	918	382

Weighted average number of Common Shares outstanding — Diluted	199,334	196,600	198,751	194,823

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Real Estate

Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	September 30, 2004		December 31, 2003

	Investment	Units(1)	Investment	Units(1)

REIT Apartment Communities:
Operating communities(2)	$8,307,247	61,088	$8,067,075	63,848
Communities under construction	344,722	2,757	301,634	2,607
Development communities In Planning:
Owned(3)	40,039	1,011	95,911	2,633
Under control(4)	—	133	—	112

Total development communities In Planning	40,039	1,144	95,911	2,745

Total REIT apartment communities	8,692,008	64,989	8,464,620	69,200
Ameriton apartment communities	530,053	6,186	494,338	5,646
Land	44,758	—	9,648	—
Other	47,831	—	30,574	—

Total real estate	$9,314,650	71,175	$8,999,180	74,846

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Excludes 350 units associated with an unconsolidated development project.

(3)	Excludes 432 units associated with an unconsolidated development project.

(4)	Archstone-Smith had $1.0 million in developments Under Control as of September 30, 2004 and $1.1 million as of December 31, 2003, as is reflected on the “Other assets” caption of our Balance Sheets.

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2003	$8,999,180
Acquisition-related expenditures	1,015,512
Redevelopment expenditures	26,680
Recurring capital expenditures	34,230
Development expenditures, excluding land acquisitions	245,135
Dispositions	(990,789)

Net apartment community activity	9,329,948
Change in other real estate assets	(15,298)

Balance at September 30, 2004	$9,314,650

      At September 30, 2004, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $400.3 million, of which $367.2 million related to communities under construction.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Discontinued Operations

      The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, income taxes from taxable REIT subsidiary sales, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

      Consistent with our capital recycling program, we had 12 operating apartment communities, representing 3,380 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2004. Accordingly, we have classified the operating earnings from these 12 properties within discontinued operations for the three and nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, we sold 23 REIT and Ameriton operating communities. The operating results of these 23 communities and the related gain/ loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and nine months ended September 30, 2003. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Rental revenues	$20,284	$48,686	$80,900	$185,450
Rental expenses	(8,314)	(18,200)	(29,215)	(64,301)
Real estate taxes	(2,079)	(6,395)	(9,656)	(19,901)
Depreciation on real estate investments	(1,579)	(6,652)	(9,173)	(27,886)
Interest expense(1)	(6,873)	(14,731)	(25,042)	(49,595)
Income taxes from taxable REIT subsidiary sales	(19,068)	(8,063)	(18,172)	(11,005)
Provision for possible loss on real estate investments	—	—	—	(3,714)
Debt extinguishment costs related to dispositions	—	(905)	(1,120)	(2,796)
Allocation of minority interest	(12,290)	(15,849)	(23,353)	(29,872)
Gains on disposition of taxable REIT subsidiary real estate investments, net	55,417	23,641	69,930	31,260
Gains on dispositions of REIT real estate investments, net	77,396	118,893	156,365	212,458

Earnings from discontinued apartment communities	$102,894	$120,425	$191,464	$220,098

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $4.6 million and $11.5 million for the three months ended September 30, 2004 and 2003, and $17.0 million and all of $35.4 million for the nine months ended September 30, 2004 and 2003, respectively.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investments in and Advances to Unconsolidated Entities

Real Estate Joint Ventures

      We have investments in entities that we account for using the equity method. At September 30, 2004, the investment balance consisted of $64.4 million in Archstone-Smith joint ventures and $31.4 million in Ameriton joint ventures. At December 31, 2003, the investment balance consisted of $42.9 million in Archstone-Smith joint ventures and $43.5 million in Ameriton joint ventures.

(5)	Borrowings

Unsecured Credit Facilities

      The following table summarizes our $600 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the
	Nine Months	As of and for the
	Ended	Year Ended
	September 30,	December 31,
	2004	2003

Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	—	97,000
Outstanding letters of credit under this facility	4,329	1,050
Weighted average daily borrowings	107,372	231,354
Maximum borrowings outstanding during the period	375,000	511,500
Weighted average daily nominal interest rate	1.56%	1.95%
Weighted average daily effective interest rate	2.20%	2.55%

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.60% to 2.40% during the nine months ended September 30, 2004. There were no borrowings outstanding under the agreement at September 30, 2004 and $6.8 million outstanding at December 31, 2003.

Long-Term Unsecured Debt

      Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	September 30,	December 31,	Remaining
Type of Debt	Rate(1)	Rate(2)	2004	2003	Life (Years)

Long-term unsecured senior notes	6.22%	6.40%	$2,039,685	$1,771,167	5.5
Unsecured tax-exempt bonds	1.69%	1.95%	80,228	100,798	18.9

Total/average	6.05%	6.23%	$2,119,913	$1,871,965	6.0

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

      During August 2004, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets.

Mortgages payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

		Principal Balance(2) at
	Effective			Average
	Interest	September 30,	December 31,	Remaining
Type of Mortgage	Rate(1)	2004	2003	Life (Years)

Conventional fixed rate(3)	6.45%	$1,508,687	$1,511,277	5.3
Tax-exempt floating rate	2.02%	391,467	317,351	19.5
Conventional floating rate	2.91%	21,705	21,705	4.1
Construction loans	4.14%	49,874	56,129	0.6
Other	5.08%	20,440	21,163	18.8

Total/average mortgage debt	5.45%	$1,992,173	$1,927,625	8.1

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of September 30, 2004.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $52.1 million and $58.5 million at September 30, 2004 and December 31, 2003, respectively.

(3)	Includes a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae’s approval.

      The change in mortgages payable, including properties classified as held for sale, during the nine months ended September 30, 2004 consisted of the following (in thousands):

Balance at December 31, 2003	$1,927,625
Regularly scheduled principal amortization	(9,003)
Prepayments, final maturities and other	(84,276)
Mortgage assumptions related to property acquisitions	113,585
Proceeds from mortgage notes payable	44,242

Balance at September 30, 2004	$1,992,173

Other

      The book value of total assets pledged as collateral for mortgage loans and other obligations at September 30, 2004 and December 31, 2003 was $3.8 billion. Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and nine months ended September 30, 2004.

      For the nine months ended September 30, 2004 and 2003, the total interest paid on all outstanding debt was $189.7 and $175.3 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2004 and 2003 was $17.1 and $17.8 million, respectively.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Minority Interest

      Minority interest consisted of the following at September 30, 2004 (in thousands):

September 30,
2004

A-1 Common Units	$491,767
Perpetual Preferred Units	29,091
Other minority interests	2,050

$522,908

      The changes in minority interest were as follows:

Balance at December 31, 2003	$592,416
A-1 Common Unit conversions	(46,920)
Unitholders’ share of net earnings	42,837
Common Units issued for real estate	10,788
Minority interest distributions	(36,055)
Series E & F Redemptions(1)	(32,090)
Other	(8,068)

Balance at September 30, 2004	$522,908

(1)	520,000 of the Series E Preferred Units were redeemed in August 2004 and the Series F Preferred Units were redeemed in September 2004.

Operating Trust Units

      We owned 89.4% and 88.5% of the Operating Trust’s outstanding Common Units at September 30, 2004 and December 31, 2003, respectively. During the nine months ended September 30, 2004, approximately 2.3 million A-1 Common Units were converted into Common Shares.

(7)	Distributions to Shareholders

      The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, June 30 and September 30, 2004 and the annualized dividend we expect to pay for 2004:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share

Common Shares	$0.4300	$1.72
Series D Perpetual Preferred Shares(1)	0.5475	1.31
Series I Perpetual Preferred Shares(2)	1,915	7,660
Series K Convertible Preferred Shares(3)	0.8500	1.70
Series L Convertible Preferred Shares	0.8500	3.40

(1)	We redeemed the Series D Preferred Shares in August 2004.

(2)	Series I Preferred Shares have a par value of $100,000 per share.

(3)	We converted the series K Preferred Shares to Common Shares in September 2004.

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Segment Data

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

      Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$113,281	$112,806	$336,949	$344,991
High-rise properties	72,084	71,187	213,376	213,070
Non Same-Store:
Garden communities	27,123	8,601	65,851	11,565
High-rise properties	10,968	5,324	30,441	14,380
Other non-reportable operating segment revenues	1,041	976	2,576	2,448

Total segment and consolidated revenues	$224,497	$198,894	$649,193	$586,454

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reportable apartment communities segment NOI:
Garden communities	$89,901	$81,525	$260,386	$240,611
High-rise properties	51,919	48,011	154,487	144,062
Other non-reportable operating segment NOI	913	827	2,233	2,033

Total segment and consolidated NOI	142,733	130,363	417,106	386,706

Reconciling items:
Other income	4,930	3,833	13,836	14,690
Depreciation on real estate investments	(54,119)	(42,729)	(154,834)	(123,480)
Interest expense	(46,692)	(36,800)	(129,476)	(111,728)
General and administrative expenses	(12,898)	(12,558)	(37,423)	(38,200)
Other expenses	(2,809)	(2,380)	(6,107)	(28,978)

Consolidated earnings from operations	$31,145	$39,729	$103,102	$99,010

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2004	2003

Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,058,377	$3,104,977
High-rise properties	2,571,871	2,597,810
Non Same-Store:
Garden communities	1,867,830	1,415,434
High-rise properties	550,246	842,180
Other non-reportable operating segment assets	92,624	29,571

Total segment assets	8,140,948	7,989,972
Real estate held for sale	428,804	360,226

Total real estate assets	8,569,752	8,350,198

Reconciling items:
Investment in and advances to unconsolidated entities	95,811	86,367
Cash and cash equivalents	179,642	5,230
Restricted cash in tax deferred exchange escrow	83,357	180,920
Other assets	149,215	298,980

Consolidated total assets	$9,077,777	$8,921,695

      Total capital expenditures for garden communities were $13.8 million and $27.0 million for the three and nine months ended September 30, 2004, and $8.7 million and $19.5 million for the same periods of 2003, respectively. Total capital expenditures for high-rise properties, were $8.9 million and $16.0 million for the three and nine months ended September 30, 2004 and $7.7 million and $21.9 million for the same periods of 2003, respectively.

(9)	Litigation and Contingencies

      We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the nine months ended September 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

      During the three months ended September 30, 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency in other expense of approximately $4.9 million associated with both wholly owned and unconsolidated apartment communities. We are currently in the process of determining what amounts associated with these losses will be recovered by insurance. Given the unique nature of these losses, we were unable to reasonably estimate the amount of any insurance recoveries as of September 30, 2004. Accordingly, the $4.9 million does not include any of the insurance recoveries we expect to receive as the outstanding claims are resolved over the next several quarters.

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

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, Archstone-Smith entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. During the nine months ended September 30, 2004, we settled all of the forward sales agreements for approximately 2.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities.

      During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had

ARCHSTONE-SMITH TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. At the time of the debt issuance, the fair value of the cash flow hedge was a liability of approximately $2.5 million. The termination fees associated with these cash flow hedges are included in comprehensive income and are being amortized over the term of the underlying debt as additional interest expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders

Archstone-Smith Trust:

      We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2004 and 2003, the condensed consolidated statement of shareholders’ equity and comprehensive income for the nine month period ended September 30, 2004 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

October 18, 2004

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

The Company

      Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. We are the sole trustee and own 89.4% of the Operating Trust’s common units at September 30, 2004.

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

Quarter-to-Date Net Earnings Analysis

      Basic net earnings attributable to Common Shares decreased $14.2 million, or 9.3%, for the three months ended September 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to:

•	A $9.7 million decrease in gains from the sale of depreciable real estate during the three months ended September 30, 2004;

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $990.8 million and $1.6 billion in total dispositions, including Ameriton, in the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;

•	A 3.7% increase in expenses from our Same-Store portfolio for the three months ended September 30, 2004, primarily due to higher personnel and utility costs;

•	An $8.8 million increase in Ameriton taxes consistent with increased gains during the quarter; and

•	A $4.9 million expense associated with damage from hurricanes in Florida.

      These decreases were partially offset by:

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $1.0 billion and $508.9 million in asset acquisitions that occurred during the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;

•	Increased income from the continued lease-up of new development projects;

•	A 0.6% increase in revenues from our Same-Store portfolio for the three months ended September 30, 2004, primarily due to increases in revenues in the high rise division;

•	A $3.8 million increase in income from unconsolidated entities, primarily related to increased gains from the sale of joint venture operating assets during the three months ended September 30, 2004;

•	Non-operating income from the settlement of a forward contract on marketable equity securities resulting in a gain of $7.7 million; and,

•	A $1.2 million reduction in Preferred Share dividends due to the conversion of Series A and H Preferred Shares during 2003, the conversion of Series K Preferred Shares in September 2004 and the redemption of Series D Preferred Shares in August 2004. These conversions and the redemption also eliminated the impact of the related preferred share dividends on our fixed charge coverage ratio.

Year-to-Date Net Earnings Analysis

      Basic net earnings attributable to Common Shares increased $22.4 million, or 7.8%, during the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $1.0 billion and $508.9 million in asset acquisitions that occurred during the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;

•	Increased income from the continued lease-up of new development projects;

•	A $17.1 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the nine months ended September 30, 2004;

•	Non-operating income of $28.2 million, from the sale and settlement of forward contracts on marketable equity securities resulting in a gain of $24.9 million, and the disposition of our property management business, resulting in a $3.3 million gain, during the nine months ended September 30, 2004;

•	The collection and recognition of $3.1 million related to the settlement of an ongoing CES lawsuit during 2004;

•	A $14.6 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003; and,

•	A $7.9 million reduction in Preferred Share dividends due to the conversion of Series A and H Preferred Shares during 2003, the conversion of Series K Preferred Shares in September 2004 and the redemption of Series D Preferred Shares in August 2004. These conversions and the redemption also eliminated the impact of the related preferred share dividends on our fixed charge coverage ratio.

      These increases were partially offset by:

•	A 0.2% decrease in Same-Store rental revenues during the nine months ended September 30, 2004 primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area and Chicago;

•	A 4.0% increase in expenses from our Same-Store portfolio for the nine months ended September 30, 2004, primarily due to increases in personnel costs and real estate taxes;

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $990.8 million and $1.6 billion in total dispositions, including Ameriton, in the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;

•	A $17.4 million decrease in gains from the sale of depreciable real estate during the nine months ended September 30, 2004;

•	A $6.6 million increase in Ameriton taxes consistent with increased gains during the year; and

•	A $4.9 million expense associated with damage from hurricanes in Florida.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net operating income	$142,733	$130,363	$417,106	$386,706
Other income	4,930	3,833	13,836	14,690
Depreciation on real estate investments	(54,119)	(42,729)	(154,834)	(123,480)
Interest expense	(46,692)	(36,800)	(129,476)	(111,728)
General and administrative expenses	(12,898)	(12,558)	(37,423)	(38,200)
Other expense	(2,809)	(2,380)	(6,107)	(28,978)

Earnings from operations	$31,145	$39,729	$103,102	$99,010

      At September 30, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	Variance	2004	2003	Variance

Rental revenues:
Garden communities	$140,404	$121,407	$18,997	$402,800	$356,557	$46,243
High-rise properties	83,052	76,510	6,542	243,816	227,449	16,367
Non-multifamily	1,041	977	64	2,577	2,448	129

Total revenues	224,497	198,894	25,603	649,193	586,454	62,739

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	Variance	2004	2003	Variance

Operating expenses:
Garden communities	50,503	39,882	10,621	142,414	115,945	26,469
High-rise properties	31,133	28,499	2,634	89,329	83,387	5,942
Non-multifamily	128	150	(22)	344	416	(72)

Total operating expenses	81,764	68,531	13,233	232,087	199,748	32,339

Net operating income:
Garden communities	89,901	81,525	8,376	260,386	240,612	19,774
High-rise properties	51,919	48,011	3,908	154,487	144,062	10,425
Non-multifamily	913	827	86	2,233	2,032	201

Total net operating income	142,733	130,363	12,370	417,106	386,706	30,400

NOI classified as discontinued operations	9,891	24,091	(14,200)	42,029	101,248	(59,219)

NOI including discontinued operations	$152,624	$154,454	$(1,830)	$459,135	$487,954	$(28,819)

Operating margin (NOI/rental revenues):
Garden communities	64.0%	67.2%	(3.2)%	64.6%	67.5%	(2.9)%
High-rise properties	62.5%	62.8%	(0.3)%	63.4%	63.3%	0.1%
Average occupancy during period:
Garden communities	94.5%	95.6%	(1.1)%	94.9%	95.0%	(0.1)%
High-rise properties	95.1%	93.2%	1.9%	95.2%	92.8%	2.4%

      The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during the three and nine months ended September 30 for each respective comparison period (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT):

	Same-Store	Same-Store
	Revenue	Expense	Same-Store NOI
	Growth/(Decline)	Growth/(Decline)	Growth/(Decline)

Q3 2004 vs. Q3 2003	0.6%	3.7%	(1.0)%
YTD 2004 vs. YTD 2003	(0.2)%	4.0%	(2.4)%

Quarter-to-Date NOI Analysis

      NOI increased by $12.4 million, or 9.5%, during the three months ended September 30, 2004 as compared to the same period during 2003. Of this increase, $8.4 million was derived from our garden communities and $3.9 million resulted from our high-rise portfolio.

      The $8.4 million increase in garden NOI during the three months ended September 30, 2004 as compared to September 30, 2003 was primarily attributable to:

•	The acquisition of 20 garden communities for approximately $1.3 billion since the third quarter of 2003;

•	The ongoing lease-up and stabilization of development communities.

      This increase was partially offset by a 1.5% decline in our garden Same-Store NOI on a quarter-to-date basis primarily due to:

•	Continued weakness primarily in non-core markets in addition to the San Francisco Bay area and Chicago; and

•	A decline in garden operating margins, resulting from a 4.0% increase in Same-Store operating expenses. This expense increase resulted principally from higher personnel and utility costs, offset by lower insurance costs.

      The $3.9 million increase in high-rise NOI during the three months ended September 30, 2004 as compared to September 30, 2003 was caused by:

•	The acquisition of four high-rise properties for approximately $380 million since the third quarter of 2003;

•	The continued lease-up and stabilization of a new Chicago high-rise development property in the prior year; and

      This increase was partially offset by a 0.2% decline in high-rise Same-Store NOI on a quarter-to-date basis primarily due to:

•	Lower effective rent per unit resulting from ongoing market weakness in Chicago; and

•	A decline in high-rise operating margins resulting from a 3.4% increase in Same-Store operating expenses primarily due to higher personnel and utility costs partially offset by lower insurance costs.

Year-to-Date NOI Analysis

      NOI increased by $30.4 million, or 7.9%, during the nine months ended September 30, 2004 as compared to the same period during 2003. Of this increase, $19.8 million was derived from our garden communities and $10.4 million resulted from our high-rise portfolio.

      The $19.8 million increase in garden NOI during the nine months ended September 30, 2004 as compared to September 30, 2003 was primarily attributable to the garden acquisitions and lease-ups described above, partially offset by a 3.0% decline in garden Same-Store NOI. This decline in Same-Store NOI was due to:

•	Lower effective rent per unit resulting from continued weakness in non-core markets and the San Francisco Bay area; and

•	A 4.8% increase in Same-Store operating expenses primarily due to higher personnel costs and real estate taxes.

      The $10.4 million increase in high-rise NOI during the nine months ended September 30, 2004 as compared to September 30, 2003 was attributable to the high-rise acquisitions and lease-ups described above, partially offset by a 1.2% decline in high-rise Same-Store NOI. This decline in Same-Store NOI was due to:

•	Lower effective rent per unit resulting from continued weakness primarily in Chicago; and

•	A 2.8% increase in Same-Store operating expenses primarily due to higher personnel costs and real estate taxes partially offset by lower ground lease expense resulting from the favorable outcome on a lease interpretation.

NOI including Discontinued Operations

      NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $1.8 million and $28.8 million during the three and nine months ended September 30, 2004 as compared to the same periods during 2003, respectively. This net decrease in NOI was primarily attributable to:

•	The loss of NOI from the disposition of $990.8 million in operating assets, including Ameriton, during the nine months ended September 30, 2004;

•	The loss of NOI from the disposition of $1.6 billion of operating assets, including Ameriton, during the twelve months ended December 31, 2003; and

•	A decline in Same-Store NOI of 1.0% and 2.4% for the three and nine months ended September 30, 2004 compared to the same periods in prior year, respectively.

      This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described above, as well as an increase in NOI associated with assets classified as held-for-sale, as certain of these assets were either under redevelopment or in lease-up during the prior year.

Other Income

      Other income increased $1.1 million, or 28.6%, for the three months ended September 30, 2004 as compared to the same period in 2003, principally due to a $2.4 million gain on sale of land. This was partially offset by a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the three months ended September 30, 2003.

      The $0.9 million, or 5.8% decrease during the nine months ended September 30, 2004 as compared to the same period in 2003 is principally attributable to a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the nine months ended September 30, 2003. This was partially offset by the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit, recognition of $1.3 million in insurance recoveries and a $2.4 million gain on sale of land during the nine months ended September 30, 2004.

Depreciation Expense

      Depreciation expense increased $11.4 million, or 26.7% and $31.4 million, or 25.4%, during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. These increases are primarily due to a greater number of operating assets classified within discontinued operations during the prior year resulting in a greater depreciation allocation of $5.1 million and $18.7 million during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2004.

      Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $6.3 million, or 12.8%, and $12.6 million, or 8.4%, during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. These increases are principally attributable to the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease. During the three and nine months ended September 30, 2004, amortization of these intangible assets were $4.2 million and $12.4 million, respectively. Depreciation expense also increased due to our overall depreciable basis associated with the disposition of real estate assets with lower depreciable basis and the reinvestment of these proceeds into assets with a higher depreciable basis.

Interest Expense

      Interest expense increased $9.9 million, or 26.9%, and $17.7 million, or 15.9%, for the three and nine months ended September 30, 2004 as compared to the same period in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of interest expense to discontinued operations during 2003 as compared to 2004.

      Including interest expense on properties reflected in discontinued operations, interest expense increased $2.0 million, or 3.9% and decreased $6.8 million, or 4.2%, during the three and nine months ended September 30, 2004, as compared to the same period in 2003, respectively. The increase for the three months ended September 30, 2004 is consistent with an increase in the average debt outstanding during the three months ended September 30, 2004 as compared to the same period in 2003. The decrease for the nine months ended September 30, 2004 is primarily the result of a reduction in the weighted average debt rates during the nine months ended September 30, 2004 and a reduction in our average debt balances during 2004 as compared to 2003 consistent with an overall reduction in our leverage levels.

Other Expenses

      Other expense increased $0.4 million, or 18.0%, for the three months ended September 30, 2004, as compared to the same period in 2003 due to a $3.8 million expense associated with damage from hurricanes in Florida. These increases were partially offset by moisture infiltration costs of $1.3 million during 2003.

      Other expense decreased $22.9 million, or 78.9%, for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to a $27.8 million moisture infiltration charges in 2003 compared to $1.0 million in 2004. This increase was partially offset by a $3.8 million loss contingency associated with damage from hurricanes in Florida.

Income from Unconsolidated Entities

      Income from unconsolidated entities increased $3.8 million and $17.1 million during the three and nine months ended September 30, 2004 as compared to the same periods during 2003, respectively, primarily due to gains from the sale of joint venture operating communities recognized during the three and nine months ended September 30, 2004 and the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES during the second quarter of 2004. This was partially offset by $1.1 million in hurricane losses from damage to unconsolidated communities.

Other Non-Operating Income

      Other non-operating income increased by $7.7 million and $28.2 million during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to the recognition of $7.7 million and $24.9 million in gains from the sale and settlement of marketable securities during the three and nine months ended September 30, 2004, respectively. The nine months ended September 30, 2004 also include a $3.3 million gain from the sale of our property management business. We had no non-operating income during the three or nine months ended September 30, 2003.

Preferred Share Dividends

      The $1.2 million and $7.9 million decrease in Preferred Share dividends for the three and nine months ended September 30, 2004, respectively, is primarily due to the conversion of Series H Preferred Shares into Common Shares in May 2003, the conversion of Series A Preferred Shares into Common Shares in December 2003, the conversion of Series K Preferred Shares into Common Shares in September 2004 and the redemption of our Series D Preferred Shares in August 2004. These savings were partially offset by the recognition of $1.7 million of issuance costs related to the Series D Preferred Shares.

Discontinued Operations

      The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, income taxes and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

      Consistent with our capital recycling program, we had 12 operating apartment communities, representing 3,380 units, classified as held for sale under the provisions of SFAS 144, as of September 30, 2004. Accordingly, we have classified the operating earnings from these 12 properties within discontinued operations for the three and nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, we sold 23 REIT and Ameriton operating communities. The operating results of these 23 communities and the related gain/ loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/ loss on the sale are also included in discontinued operations for the three and nine months ended September 30, 2003. The following is a summary of earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Rental revenues	$20,284	$48,686	$80,900	$185,450
Rental expenses	(8,314)	(18,200)	(29,215)	(64,301)
Real estate taxes	(2,079)	(6,395)	(9,656)	(19,901)
Depreciation on real estate investments	(1,579)	(6,652)	(9,173)	(27,886)
Interest expense(1)	(6,873)	(14,731)	(25,042)	(49,595)
Income taxes from taxable REIT subsidiary sales	(19,068)	(8,063)	(18,172)	(11,005)
Provision for possible loss on real estate investment	—	—	—	(3,714)
Debt extinguishment costs related to dispositions	—	(905)	(1,120)	(2,796)
Allocation of minority interest	(12,290)	(15,849)	(23,353)	(29,872)
Gains on disposition of taxable REIT subsidiary real estate investments, net	55,417	23,641	69,930	31,260
Gain on dispositions of REIT real estate investments, net	77,396	118,893	156,365	212,458

Earnings from discontinued apartment communities	$102,894	$120,425	$191,464	$220,098

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $4.6 million and $11.5 million for the three months ended September 30, 2004 and 2003, and $17.0 million and $35.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Operating Activities

      Net cash flow provided by operating activities increased $20.5 million, or 8.2%, for the nine months ended September 30, 2004 as compared to the same period of 2003. This increase was principally due to: (i) lower moisture infiltration and resulting mold-related expenses during the nine months ended September 30, 2004,

(ii) lower interest expense due to a reduction in the weighted average debt rates and a reduction in the average debt balances during the nine months ended September 30, 2004, and (iii) a smaller percentage of earnings allocated to minority interest due to the conversion of Common Units into Common Shares during the nine months ended September 30, 2004. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

      For the nine months ended September 30, 2004, cash flows from investing activities decreased by $244.7 million, or 50.7%, as compared to the same period in 2003. This was due to a $280.6 million decrease in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003. Additionally, we spent an additional $132.6 million for acquisitions and development activity during 2004 as compared to 2003. The disposition, acquisition and development amounts are net of tax-deferred exchange proceeds. The decrease is partially offset by proceeds from the sale of marketable securities during the nine months ended September 30, 2004, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows.

      Cash flows used in financing activities decreased by $376.3 million, or 53.0%, as compared to the same period in 2003. This decrease is primarily due to increased borrowings to finance a net increase in real estate investments during the nine months ended September 30, 2004 as compared to the prior year, partially offset by an increase in cash used to repurchase Common and Preferred Shares.

      Our most significant non-cash investing and financing activities during the nine months ended September 30, 2004 and 2003 included: (i) the issuance of A-1 Common Units and Common Shares in exchange for real estate in 2004, (ii) the conversion of A-1 Common Units to Common Shares in both 2004 and 2003, (iii) the assumption of mortgages payable upon the purchase of apartment communities in 2004 and 2003, and (vi) the conversion of the Series K Preferred Shares to Common Shares in 2004.

Scheduled Debt Maturities and Interest Payment Requirements

      We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule to avoid significant repayment obligations in any year, which would impact our financial flexibility. As of September 30, 2004, we have approximately $25.4 million of long-term debt maturing during the remainder of 2004, $323.3 million maturing during 2005 and $359.7 million maturing during 2006.

      At November 3, 2004, we had $910.0 million of liquidity, including cash, restricted cash in tax-deferred escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 2.11%, 6.23% and 5.45%, respectively, during the three months ended September 30, 2004. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance with all financial covenants pertaining to our debt instruments during the period ended September 30, 2004.

Shareholder Dividend Requirements

      Based on anticipated distribution levels for 2004 and the number of shares and units outstanding as of September 30, 2004, we anticipate that we will pay distributions and dividends of $393.3 million in the aggregate during 2004, which includes the effect of the redemption of our Series D Preferred Shares, Series F Preferred Units, and a portion of our Series E Preferred Units, during the third and fourth quarter of 2004. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.

Planned Investments

      Following is a summary of unfunded planned investments as of September 30, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future invest-

ments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment	2,201	$6,238	$33,131
Communities under construction(1)	4,064	—	367,202
Communities In Planning and owned(2)	2,713	410,486	—
Communities In Planning and Under Control	133	69,054	—
Community acquisitions under contract	1,343	253,352	—

Total	10,454	$739,130	$400,333

      In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities, as well as recurring expenditures to improve and maintain our established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2004 and 2005. We expect to start construction on approximately $73 million, based on Total Expected Investment, of REIT communities that are currently classified as In Planning during the remainder of 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $695.0 million in available capacity on our unsecured credit facilities, $20.0 million of cash in tax-deferred exchange escrow and $195.0 million of cash on hand at November 3, 2004. In addition, we expect to complete the disposition of $1.1 - $1.4 billion of REIT operating communities during 2004.

      In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. At November 3, 2004, Archstone-Smith and the Operating Trust had $900 million available in shelf registered debt and equity securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the nine months ended September 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

      During the three months ended September 30, 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency in other expense of approximately $4.9 million associated with both wholly owned and unconsolidated apartment communities. We are currently in the process of determining what amounts associated with these losses will be recovered by insurance. Given the unique nature of these losses, we were unable to reasonably estimate the amount of any insurance recoveries as of September 30, 2004. Accordingly, the $4.9 million does not include any of the insurance recoveries we expect to receive as the outstanding claims are resolved over the next several quarters.

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

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, Archstone-Smith entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. During the nine months ended September 30, 2004, we settled all of the forward sales agreements for approximately 2.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities.

      During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. At the time of the debt issuance, the fair value of the cash flow hedge was a liability of approximately $2.5 million. The termination fees associated with these cash flow hedges are included in comprehensive income and are being amortized over the term of the underlying debt as additional interest expense.

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

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2004, consisted of $95.8 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.

      Consolidated Engineering Services is a service business that we acquired during the Smith Merger in 2001, which prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash, and we recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. Also excluded from the gain were liabilities for certain indemnifications that expired during June 2004. During the nine months ended September 30, 2004 and 2003, we recognized $923,000 and $5.1 million related to the collection of accounts receivable over 120 days, respectively. During the nine months ended September 30, 2004, we also recognized $3.2 million related to the expiration of certain indemnified liabilities recorded as part of the CES sale.

      Smith Management Construction is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2005	2007	2009
	2004	and 2006	and 2008	thru 2095	Total

Scheduled long-term debt maturities	$25.4	$683.0	$999.3	$2,404.4	$4,112.1
Unsecured credit facilities(1)	—	—	—	—	—
Development and redevelopment expenditures	80.4	319.9	—	—	400.3
Performance bond guarantees(2)	18.6	19.7	—	1.2	39.5
Lease commitments and other(3)	7.3	15.1	13.5	352.6	388.5

Total	$131.7	$1,037.7	$1,012.8	$2,758.2	$4,940.4

(1)	The $600 million unsecured facility matures on October 30, 2006, with a one-year extension option available at our discretion.

(2)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of September 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      Santos, et al. v. Archstone-Smith Operating Trust, et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe this case to be without merit, and given our evaluation of the claims with the individuals actually represented by opposing counsel, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

      Michel, et al., v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. In connection with the sale of this asset on August 31, 2004, the purchaser assumed any liabilities arising from this action and ASN and its affiliates have been dismissed with prejudice from this action.

      Semidey, et al., v. Archstone-Smith Operating Trust, et al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case made substantially the same allegations as those made in the Henriques claim and sought both injunctive relief and unspecified monetary and punitive damages. Although we were never served with this complaint, we have reached a settlement with a majority of the represented residents and therefore this complaint was dismissed without prejudice. We have recorded a liability consistent with the settlement reached in this claim.

      Although we continued discussions with the remaining represented residents in the Semidey case, plaintiffs’ counsel elected to re-file a class action suit on behalf of these individuals (Sullivan, et al., v. Archstone-Smith Operating Trust, et al.) on July 6, 2004 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. This is based upon the same allegation as the Semidey action and seeks the same relief, with the exception of damages for bodily injury, which are excluded. Plaintiffs’ counsel advised us that they intended to seek recovery for any bodily injury claims through individual lawsuits. We have since settled the claims of all of the named plaintiffs in this action as well as with all but eleven of the individuals represented by opposing counsel. On October 27, 2004, Plaintiff’s counsel amended the Semidey complaint to name new class representatives in Bercovits et al., v. Archstone-Smith Operating Trust, et al.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table summarizes repurchases of our Common Shares (amounts in thousands):

			Total Number
			of Shares	Maximum Approximate
	Number of	Average	Purchased as	Dollar Value That
	Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan

7/1/04 - 7/31/04	—	—	—	$202,452 (1)
8/1/04 - 8/31/04	112	$29.51 (2)	112	199,141
9/1/04 - 9/30/04	21	31.27	21	198,497

Total	133		133

(1)	On April 22, 2004, the Board increased the total authorized for share repurchases to $255 million.

(2)	Represents a per share price of $29.78, plus commissions

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 6.	Exhibits

      (a) Exhibits:

10.1	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan
10.2	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan
10.3	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Consent of Independent Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Mark A. Schumacher
Controller and Senior Vice-President
(Principal Accounting Officer)

Date: November 8, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan
10.2	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan
10.3	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Consent of Independent Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002