Form 10-Q
period 2005-03-31
ARCHSTONE SMITH TRUST
filed 2005-05-04
CIK 1156826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     At May 2, 2005 there were approximately 198,844,000 of the Registrant’s Common Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Real estate	$9,099,724	$9,084,001
Real estate – held for sale	188,838	137,037
Less accumulated depreciation	798,025	763,542

	8,490,537	8,457,496
Investments in and advances to unconsolidated entities	99,300	111,481

Net investments	8,589,837	8,568,977
Cash and cash equivalents	7,043	203,255
Restricted cash in tax-deferred exchange escrow	68,901	120,095
Other assets	235,230	173,717

Total assets	$8,901,011	$9,066,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unsecured credit facilities	$213,763	$19,000
Long-Term Unsecured Debt	2,079,016	2,099,132
Mortgages payable	1,777,618	2,031,505
Accounts payable	47,104	52,052
Accrued expenses and other liabilities	216,887	273,079

Total liabilities	4,334,388	4,474,768

Minority interest	493,658	498,098

Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (199,197,964 shares in 2005 and 199,577,459 shares in 2004)	1,992	1,996
Additional paid-in capital	4,027,376	4,026,113
Accumulated other comprehensive loss	(3,255)	(4,425)
Retained (loss)/earnings	(3,148)	19,494

Total shareholders’ equity	4,072,965	4,093,178

Total liabilities and shareholders’ equity	$8,901,011	$9,066,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Rental revenues	$230,011	$200,523
Other income	5,127	3,697

	235,138	204,220

Expenses:
Rental expenses	61,535	50,815
Real estate taxes	23,715	19,708
Depreciation on real estate investments	56,031	46,648
Interest expense	49,275	39,432
General and administrative expenses	14,289	12,433
Other expenses	20,785	975

	225,630	170,011

Earnings from operations	9,508	34,209
Minority interest	(5,351)	(6,222)
Income from unconsolidated entities	11,117	5,276
Other non-operating income	24,005	10,510

Earnings before discontinued operations	39,279	43,773
Earnings from discontinued apartment communities	26,078	56,329

Net earnings	65,357	100,102
Preferred Share dividends	(957)	(3,131)

Net earnings attributable to Common Shares – Basic	$64,400	$96,971

Weighted average Common Shares outstanding – Basic	200,195	194,872

Weighted average Common Shares outstanding – Diluted	201,336	198,411

Earnings per Common Share – Basic:
Earnings before discontinued operations	$0.19	$0.22
Discontinued operations, net	0.13	0.28

Net earnings	$0.32	$0.50

Earnings per Common Share – Diluted:
Earnings before discontinued operations	$0.19	$0.21
Discontinued operations, net	0.13	0.28

Net earnings	$0.32	$0.49

Dividends paid per Common Share	$0.4325	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders’
Equity and Comprehensive Income/(Loss)

Three Months Ended March 31, 2005

(In thousands)
(Unaudited)

	Perpetual
	Preferred
	Shares at			Accumulated
	Aggregate	Common	Additional	Other
	Liquidation	Shares at	Paid-in	Comprehensive	Retained
	Preference	Par Value	Capital	Income/(Loss)	Earnings	Total
Balances at December 31, 2004	$50,000	$1,996	$4,026,113	$(4,425)	$19,494	$4,093,178
Comprehensive income:
Net earnings	—	—	—	—	65,357	65,357
Change in fair value of cash flow hedges	—	—	—	1,659	—	1,659
Change in fair value of marketable securities	—	—	—	(489)	—	(489)

Comprehensive income attributable to Common Shares						66,527

Preferred Share dividends	—	—	—	—	(957)	(957)
Common Share dividends	—	—	—	—	(87,042)	(87,042)
A-1 Common Units converted into Common Shares	—	1	1,653	—	—	1,654
Common Share repurchases	—	(12)	(41,444)	—	—	(41,456)
Issuance of Common Shares under LTIP	—	7	21,118	—	—	21,125
Other, net (includes Minority Interest Revaluation)	—	—	19,936	—	—	19,936

Balances at March 31, 2005	$50,000	$1,992	$4,027,376	$(3,255)	$(3,148)	$4,072,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net earnings	$65,357	$100,102
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	58,599	55,382
Gains on dispositions of depreciated real estate, net	(39,920)	(62,496)
Gains on sale of marketable equity securities and property management business	(23,785)	(10,510)
Minority interest	8,485	13,508
Equity in earnings/(loss) from unconsolidated entities	(11,117)	(5,276)
Change in other assets	(9,010)	2,470
Change in accounts payable, accrued expenses and other liabilities	(28,852)	(34,582)
Other, net	(1,766)	(3,623)

Net cash flow provided by operating activities	17,991	54,975

Investing activities:
Real estate investments, net	(310,994)	(304,361)
Change in investments in unconsolidated entities, net	27,726	(1,231)
Proceeds from dispositions, net of closing costs	297,933	194,382
Change in restricted cash	51,194	67,151
Change in notes receivable	(63,002)	150
Other, net	28,058	55,370

Net cash flow provided by investing activities	30,915	11,461

Financing activities:
Payments on Long-Term Unsecured Debt	(18,750)	(40,450)
Proceeds from unsecured credit facilities, net	194,763	100,253
Principal prepayment of mortgages payable, including prepayment penalties	(249,906)	(27,788)
Regularly scheduled principal payments on mortgages payable	(2,828)	(3,344)
Proceeds from mortgage notes payable	655	16,076
Proceeds from Common Shares issued under DRIP and employee stock options	11,475	23,249
Repurchase of Common Shares	(41,456)	(31,917)
Repurchase of Series E and G Perpetual Preferred Units	(19,522)	—
Cash dividends paid on Common Shares	(87,042)	(85,116)
Cash dividends paid on Preferred Shares	(957)	(3,131)
Cash distributions paid to minority interests	(31,502)	(12,266)
Other, net	(48)	(1,526)

Net cash flow (used in) financing activities	(245,118)	(65,960)

Net change in cash and cash equivalents	(196,212)	476
Cash and cash equivalents at beginning of period	203,255	5,230

Cash and cash equivalents at end of period	$7,043	$5,706

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$41,660	$10,788
Common Shares issued in exchange for real estate	—	4,502
A-1 Common Units converted to Common Shares	1,654	13,114
Assumption of mortgages payable upon purchase of apartment communities	—	74,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2005 and 2004
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

  Business

     Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.2% of the Operating Trust’s outstanding common units; the remaining 10.8% are owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by very expensive single-family home prices, limited land on which to build new housing and a strong, diversified economic base with employment growth potential.

   Interim Financial Reporting

     The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith’s 2004 Form 10-K. See the glossary in our 2004 Form 10-K for all defined terms not defined herein.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

   Loss Contingencies

     We accrue for loss contingencies when it is probable that a loss will be incurred and that loss can be reasonably estimated consistent with the criteria established in SFAS No. 5 “Accounting for Contingencies.” We also record insurance recoveries up to the amount of the actual loss contingency when the insurance recovery is both probable and can be reasonably estimated.

   Legal Fees

     We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

   Marketable Securities and Other Investments

     All publicly traded equity securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments. We recognized a $23.5 million gain related to the sale of our Rent.com investment to eBay during the three months ended March 31, 2005.

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

   Income Taxes

     Archstone-Smith made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a REIT and have made all required distributions of our taxable income. Accordingly, no provision has been made for federal income taxes at the trust level.

     We primarily incur income taxes through our consolidated taxable REIT subsidiary called Ameriton. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

   Stock-Based Compensation

     As of March 31, 2005, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During 2005, we granted approximately 311,000 Restricted Share Units and 506,000 stock options. During 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005		2004
Net earnings attributable to Common Shares – Basic	$64,400		$96,971
Add: Stock-based employee compensation expense included in reported net earnings	204		66
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(434)		(450)

Pro forma net earnings attributable to Common Shares – Basic	$64,170		$96,587

Net earnings per Common Share:
Basic – as reported	$0.32		$0.50

Basic – pro forma	$0.32		$0.50

Diluted – as reported	$0.32		$0.49

Diluted – pro forma	$0.32		$0.49

Weighted average risk-free interest rate	3.77%		3.48%
Weighted average dividend yield	5.63%		6.92%
Weighted average volatility	21.97%		15.33%
Weighted average expected option life	5.0	years	5.0	years

   Comprehensive Income

     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss). Other comprehensive income/(loss) reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

     Our accumulated other comprehensive income/(loss) for the three months ended March 31, 2005 was as follows (in thousands):

	Net
	Unrealized		Accumulated
	Gains on		Other
	Marketable	Cash Flow	Comprehensive
	Securities	Hedges	Income/(Loss)

Balance at December 31, 2004	$1,398	$(5,823)	$(4,425)
Change in fair value of cash flow hedges	—	1,597	1,597
Fair value of long-term debt hedge	—	62	62
Mark to market for marketable equity securities	(198)	—	(198)
Reclassification adjustments for realized net gains	(291)	—	(291)

Balance at March 31, 2005	$909	$(4,164)	$(3,255)

   Per Share Data

     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares – Basic	$64,400	$96,971
Dividends on Convertible Preferred Shares	—	1,104
Minority interest – convertible operating partnership units	39	74

Net earnings attributable to Common Shares – Diluted	$64,439	$98,149

Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding – Basic	200,195	194,872
Assumed conversion of Convertible Preferred Shares into Common Shares	—	2,583
Assumed exercise of options	1,141	956

Weighted average number of Common Shares outstanding – Diluted	201,336	198,411

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Real Estate

   Investments in Real Estate

     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	March 31, 2005		December 31, 2004
	Investment	Units (1)	Investment	Units (1)
REIT Apartment Communities:
Operating communities	$8,154,013	58,458	$8,018,658	58,486
Communities under construction	448,866	2,856	499,239	3,237
Development communities In Planning:
Owned	43,521	1,011	51,822	1,251
Under control (2)	—	253	—	593

Total development communities In Planning	43,521	1,264	51,822	1,844

Total REIT apartment communities	8,646,400	62,578	8,569,719	63,567
Ameriton apartment communities	579,800	6,620	581,910	6,198
Other real estate assets(3)	62,362	—	69,409	—

Total real estate	$9,288,562	69,198	$9,221,038	69,765

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Archstone-Smith’s investment as of March 31, 2005 and December 31, 2004 for development communities Under Control was $0.37 million and $1.5 million, respectively, and are reflected in the “Other assets” caption of Archstone-Smith’s Consolidated Balance Sheets.

(3)	Includes land that is not In Planning and other real estate assets.

The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2004	$9,221,038
Acquisition-related expenditures	251,956
Redevelopment expenditures	9,997
Recurring capital expenditures	5,850
Development expenditures, excluding land acquisitions	76,306
Dispositions	(279,938)

Net apartment community activity	64,171
Change in other real estate assets	3,353

Balance at March 31, 2005	$9,288,562

     At March 31, 2005 we had unfunded contractual commitments related to real estate investment activities aggregating approximately $435.8 million, of which $409.5 million related to communities under construction.

(3) Discontinued Operations

     The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, income taxes, debt extinguishment expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

     Consistent with our capital recycling program, we have five operating apartment communities, representing 1,549 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at March 31, 2005. Accordingly, we have classified the operating earnings from these five properties within discontinued operations for the years ended March 31, 2005 and 2004. During the three months ended March 31, 2005, we sold five Archstone-Smith and Ameriton operating communities. The operating results of these five communities and the related gain/loss on sale are also included in discontinued operations for 2005 and 2004. During the twelve months ended December 31, 2004, we sold 30 Archstone-Smith and Ameriton operating communities. The operating results of these 30 communities and the related gain/loss on the sale are also included in discontinued operations for the quarter ended March 31, 2004.

The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Rental revenues	$4,844	$38,372
Rental expenses	(2,331)	(13,013)
Real estate taxes	(180)	(5,108)
Depreciation on real estate investments	(943)	(7,123)
Interest expense (1)	(2,076)	(10,740)
Income taxes from taxable REIT subsidiary sales	(4,964)	(361)
Debt extinguishment costs related to dispositions	(5,058)	(908)
Allocation of minority interest	(3,134)	(7,286)
Gains on disposition of taxable REIT subsidiary real estate investments, net	13,766	12,696
Gains on dispositions of REIT real estate investments, net	26,154	49,800

Earnings from discontinued apartment communities	$26,078	$56,329

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $1.3 million and $7.3 million for the three months ended March 31, 2005 and 2004, respectively.

     Assets held for sale as of March 31, 2005, represented gross real estate of $188.8 million and $137.0 million with no related mortgages payable at March 31, 2005 and December 31, 2004, respectively. Additionally, of our investment in real estate at December 31, 2004, we disposed of $279.9 million of real estate and paid off related mortgages of $71.9 million during the three months ended March 31, 2005.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Investments in and Advances to Unconsolidated Entities

   Real Estate Joint Ventures

     We have investments in entities that we account for using the equity method. At March 31, 2005, the investment balance consisted of $70.5 million in Archstone-Smith joint ventures and $28.8 million in Ameriton joint ventures. At December 31, 2004, the investment balance consisted of $74.1 million in Archstone-Smith joint ventures and $37.4 million in Ameriton joint ventures.

     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	March 31,	December 31,
	2005	2004
Assets:
Real estate	$1,091,456	$1,115,563
Other assets	28,471	52,394

Total assets	$1,119,927	$1,167,957

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$4,694	$4,124
Mortgages payable	736,489	777,924
Other liabilities	45,193	24,254

Total liabilities	786,376	806,302

Owners’ equity	333,551	361,655

Total liabilities and owners’ equity	$1,119,927	$1,167,957

     Selected summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Archstone-Smith Joint Ventures(1)
Revenues	$33,289	$35,412
Net Earnings	15,488	9,182
Ameriton Joint Ventures(1)
Revenues	$1,089	$1,623
Net Earnings	7,118	(257)
Total
Revenues	$34,378	$37,035

Net Earnings	$22,606	$8,925

(1)	Includes $24.8 million and $8.0 million of gains associated with the disposition of Archstone-Smith and Ameriton joint ventures during the three months ended March 31, 2005 and 2004, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Mezzanine Notes Receivable

     During the first quarter of 2005, we entered into four mezzanine note agreements as a lender to third parties. As of March 31, 2005 and December 31, 2004, we had a total of $49.0 million and $8.7 million in mezzanine notes receivable, respectively and a commitment to fund an additional $20.0 million on existing agreements. During the three months ended March 31, 2005, we recognized a total of $0.9 million in interest income associated with mezzanine notes receivable. There was no comparable interest income for the same period in 2004.

(6) Borrowings

   Unsecured Credit Facilities

     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the	As of and for the
	Three Months	Year Ended
	Ended	December 31,
	March 31, 2005	2004
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	141,000	19,000
Outstanding letters of credit under this facility	13,983	13,983
Weighted average daily borrowings	57,178	81,317
Maximum borrowings outstanding during the period	141,000	375,000
Weighted average daily nominal interest rate	2.97%	1.58%
Weighted average daily effective interest rate	3.06%	2.62%

     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 2.75% to 3.10% during 2005. There were $72.8 million borrowings outstanding under the agreement at March 31, 2005 and no borrowings outstanding under this agreement at December 31, 2004.

   Long-Term Unsecured Debt

     A summary of our Long-Term Unsecured Debt outstanding at March 31, 2005 and December 31, 2004 follows (dollar amounts in thousands):

		Effective		Balance at	Average
	Coupon	Interest	Balance at	December 31,	Remaining
Type of Debt	Rate (1)	Rate (2)	March 31, 2005	2004	Life (Years)
Long-term unsecured senior notes	6.20%	6.38%	$2,000,780	$2,019,607	5.1
Unsecured tax-exempt bonds	2.43%	2.70%	78,236	79,525	18.4

Total/average	6.06%	6.24%	$2,079,016	$2,099,132	5.6

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

     The $2.1 billion of Long-Term Unsecured Debt generally has semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity with $22.0 million maturing in 2008 and $56.2 million maturing in 2029. The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Mortgages payable

     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable follows (dollar amounts in thousands):

			Effective
	Outstanding Balance at (1)		Interest
	March 31, 2005	December 31, 2004	Rate (2)
Secured floating rate debt:
Tax-exempt debt	$508,517	$508,923	2.3%
Construction loans	—	40,868	—
Conventional mortgages	21,705	21,705	3.4%

Total Floating	530,222	571,496	2.3%
Secured fixed rate debt:
Conventional mortgages	1,227,208	1,439,558	6.3%
Other secured debt	20,188	20,451	4.9%

Total Fixed	1,247,396	1,460,009	6.3%

Total debt outstanding at end of period	$1,777,618	$2,031,505	5.1%

(1)	Includes a net fair market value adjustment recorded in connection with the Smith Merger of $43.4 million and $48.4 million at March 31, 2005 and December 31, 2004, respectively. This amount is amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

     The change in mortgages payable during the three months ended March 31, 2005 consisted of the following (in thousands):

Balance at December 31, 2004	$2,031,505
Regularly scheduled principal amortization	(2,828)
Prepayments, final maturities and other(1)	(251,714)
Proceeds from mortgage notes payable	655

Balance at March 31, 2005	$1,777,618

(1) We incurred $23.0 million of debt extinguishment costs in connection with these mortgage prepayments.

Other

     The book value of total assets pledged as collateral for mortgage loans and other obligations at March 31, 2005 and December 31, 2004 is $3.7 billion and $3.8 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three months ended March 31, 2005.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

     For the three months ended March 31, 2005 and 2004, the total interest paid on all outstanding debt was $84.6 and $73.8 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 2005 and 2004 was $8.2 and $5.9 million, respectively.

(7) Minority Interest

     Minority interest consisted of A-1 Common Units at March 31, 2005. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2004	$498,098
A-1 Common Unit conversions	(1,654)
Unitholders’ share of net earnings	8,485
Common Units issued for real estate	41,660
Minority interest distributions	(9,965)
Series E & G Redemptions (1)	(19,522)
Other (includes A-1 revaluation)	(23,444)

Balance at March 31, 2005	$493,658

(1)	The remaining 200,000 Series E Preferred Units were redeemed in February 2005 and the 600,000 remaining Series G Preferred Units were redeemed in March 2005.

   Operating Trust Units

     We owned 89.2% and 89.1% of the Operating Trust’s outstanding Common Units at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005, approximately 81,000 A-1 Common Units were converted into Common Shares.

(8) Distributions to Shareholders

     The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, 2005 and the annualized dividend we expect to pay for 2005:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share
Common Shares	$0.4325	$1.73
Series I Perpetual Preferred Shares (1)	1,915	7,660

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$119,968	$117,360
High-rise properties	73,981	71,496
Non Same-Store:
Garden communities	17,563	6,246
High-rise properties	11,815	1,963
Ameriton(1)	6,114	2,794
Other non-reportable operating segment revenues	570	664

Total segment and consolidated rental revenues	$230,011	$200,523

	Three Months Ended
	March 31,
	2005	2004
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$78,381	$77,405
High-rise properties	45,039	45,757
Non Same-Store:
Garden communities	10,666	3,703
High-rise properties	7,428	1,302
Ameriton(1)	2,789	1,303
Other non-reportable operating segment NOI	458	530

Total segment NOI	144,761	130,000

Reconciling items:
Other income	5,127	3,697
Depreciation on real estate investments	(56,031)	(46,648)
Interest expense	(49,275)	(39,432)
General and administrative expenses	(14,289)	(12,433)
Other expenses	(20,785)	(975)

Consolidated earnings from operations	$9,508	$34,209

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During the three months ended March 31, 2005 and 2004, pre-tax gains from the disposition of Ameriton real estate were $13.8 million and $3.5 million, respectively. Additionally, Ameriton had gains of $7.9 million and $3.3 million during the three months ended March 31, 2005 and 2004, respectively from the sale of unconsolidated joint venture assets. These gains are classified within income from unconsolidated entities. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

	March 31,	December 31,
	2005	2004
Reportable operating communities segment assets:
Same-Store:
Garden communities	$3,347,657	$3,366,887
High-rise properties	2,584,422	2,595,063
Non Same-Store:
Garden communities	1,151,259	1,011,049
High-rise properties	766,296	834,505
Ameriton	376,923	440,468
Other non-reportable operating segment assets	78,170	75,281

Total segment assets	8,304,727	8,323,253
Real estate held for sale	185,810	134,243

Total segment assets	8,490,537	8,457,496

Reconciling items:
Investment in and advances to unconsolidated entities	99,300	111,481
Cash and cash equivalents	7,043	203,255
Restricted cash in tax-deferred exchange escrow	68,901	120,095
Other assets	235,230	173,717

Consolidated total assets	$8,901,011	$9,066,044

     Total capital expenditures for garden communities included in continuing operations were $6.7 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. Total capital expenditures for high-rise properties included in continuing operations were $9.4 million and $4.5 million for the three months ended March 31, 2005 and 2004, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $163,000 and $67,000 for the three months ended March 31, 2005 and 2004, respectively.

(10) Litigation and Contingencies

     During 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency net of anticipated recoveries for both wholly owned and unconsolidated apartment communities. During the three months ended March 31, 2005, we increased the reserve for our unconsolidated apartment communities resulting in an additional charge of $0.7 million. These estimates represent management’s best estimate of the probable and reasonably estimable costs and are based on the most current information available from our insurance adjustors.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Derivatives and Hedging Activities

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

     During the three months ended March 31, 2005 and 2004 we recorded an increase/(decrease) to interest expense of $(36,000) and $23,000, respectively, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

(12) Subsequent Events

     In April 2005, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $300 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in May 2005.

     In April 2005, Archstone-Smith filed a registration statement on Form S-3 registering 1,120,806 Common Shares to be issued upon redemption of certain A-1 Common Units. This registration statement was declared effective in May 2005.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Archstone-Smith Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2005 and 2004, the condensed consolidated statement of shareholders’ equity and comprehensive income/(loss) for the three-month period ended March 31, 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income/(loss), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
May 3, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone-Smith’s 2004 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

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

     Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith’s 2004 Form 10-K “Item 1. Business” for a more complete discussion of risk factors that could impact our future financial performance.

     The Company

     Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and its subsidiaries and affiliates. We are the sole trustee and own 89.2% of the Operating Trust’s common units as of March 31, 2005.

     Results of Operations

     Executive Summary

     We produced diluted net earnings per share of $0.32 for the quarter ending March 31, 2005, compared with $0.49 per share for the same period in 2004. Our earnings this quarter are lower than one year ago principally due to reduced gains from the sale of assets. Our core business continues to improve, with Same-Store revenue growth accelerating for each of the last four quarters.

     Our Same-Store revenues increased 2.7% in the first quarter of 2005, representing the third consecutive quarter we have produced positive quarterly same-store revenue growth in both the high-rise and garden divisions. The Washington, D.C. metropolitan area and Southern California, which collectively represent 59% of our portfolio, produced first quarter Same-Store revenue growth of 3.5% and 2.9%, respectively. First quarter Same-Store operating expenses increased 7.3% from last year due to the one-time impact of a ground-lease accrual true-up in the first quarter of 2004, as well as higher real estate taxes and weather-related costs resulting from the severe winter in Washington, D.C., New York and Boston. Our Same-Store net operating income (rental revenues less rental expenses and real estate taxes) is up 0.2% in the first quarter of 2005 compared to 2004.

     We repurchased 1.2 million common shares at an average price of $34.23 per share during the first quarter of 2005, representing a total investment of $41.5 million. We have approximately $147.1 million remaining on our share repurchase authorization as of March 31, 2005 and we continue to repurchase additional shares based on market conditions.

     First quarter 2005 results include a one-time gain of $23.5 million, or $0.105 per share, resulting from the positive impact of selling our interest in Rent.com to eBay in February 2005. This gain is partially offset by $23.0 million, or $0.10 per share for EPS, of prepayment penalties associated with the early repayment of secured debt, $5.1 million of which related to an asset disposition. We also incurred approximately $1.5 million in legal fees associated with cost recovery litigation against insurance providers, and approximately $0.7 million of additional hurricane costs from our joint venture properties.

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

     Basic net earnings attributable to Common Shares decreased $32.6 million, or 33.6%, for the three months ended March 31, 2005 as compared to the same period in 2004. This decrease is primarily attributable to:

•	A $22.6 million decrease in gains from the sale of operating communities, which includes gains from the sale of assets by Ameriton for the three months ended March 31, 2005 as compared to the same period in 2004;

•	A $23.0 million expense for early extinguishment of debt related to the payoff of $208.4 million of mortgages in the latter part of the first quarter of 2005, $5.1 million of which related to an asset disposition. The elimination of these mortgages will reduce future interest expense;

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $279.9 million and $1.8 billion in total REIT and Ameriton dispositions in the first three months of 2005 and the twelve months ended December 31, 2004, respectively;

•	A 7.3% increase in Same-Store expenses during the first quarter of 2005 as compared to 2004 primarily due to the one-time impact of a ground-lease accrual true-up in the first quarter of 2004 as well as higher real estate taxes and extraordinary weather-related cost resulting from the severe winter in Washington DC, New York and Boston (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT); and,

•	Higher interest expense related to a $300 million issuance of long-term debt during August of 2004.

These decreases were partially offset by:

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $151.3 million and $1.1 billion in REIT and Ameriton operating asset acquisitions in the first three months of 2005 and the twelve months ended December 31, 2004, respectively;

•	Increased income from the continued lease-up of new development projects;

•	A 2.7% increase in Same-Store revenues during the first quarter of 2005 as compared to 2004 due in part to a 2.2% increase in rental rates per unit for the combined garden and high-rise portfolios;

•	A $5.8 million increase in income from unconsolidated entities due to higher gains on the disposition of joint venture properties during the three months ended March 31, 2005 compared to the same period in 2004;

•	A $23.5 million gain on the sale of our Rent.com investment to eBay during the first quarter of 2005, compared to a $10.5 million gain on the sale of marketable equity securities during the same period in 2004; and,

•	A $2.2 million reduction in Preferred Share dividends due to the redemption of Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares in September 2004 and the early conversion of Series L Preferred Shares in December 2004. These conversions and the redemption also eliminated the impact of the related Preferred Share dividends on our fixed charge coverage ratio.

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

	Three months ended March 31,
	2005	2004
Net operating income	$144,761	$130,000
Other income	5,127	3,697
Depreciation of real estate investments	(56,031)	(46,648)
Interest expense	(49,275)	(39,432)
General and administrative expenses	(14,289)	(12,433)
Other expense	(20,785)	(975)

Earnings from operations	$9,508	$34,209

     At March 31, 2005, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Three months ended March 31,
	2005	2004	Variance
Rental revenues:
Garden communities	$137,531	$123,606	$13,925
High-rise properties	85,796	73,459	12,337
Ameriton	6,114	2,794	3,320
Non-multifamily	570	664	(94)

Total revenues	230,011	200,523	29,488

Operating expenses (rental expenses and real estate taxes):
Garden communities	48,484	42,498	5,986
High-rise properties	33,329	26,400	6,929
Ameriton	3,325	1,491	1,834
Non-multifamily	112	134	(22)

Total operating expenses	85,250	70,523	14,727

Net operating income:
Garden communities	89,047	81,108	7,939
High-rise properties	52,467	47,059	5,408
Ameriton	2,789	1,303	1,486
Non-multifamily	458	530	(72)

Total net operating income	144,761	130,000	14,761

NOI classified as discontinued operations	2,333	20,251	(17,918)

NOI including discontinued operations	$147,094	$150,251	$(3,157)

Margin (NOI/rental revenues):
Garden communities	64.8%	65.6%
High-rise properties	61.2%	64.1%

Average occupancy during period (1):
Garden communities	94.3%	95.4%
High-rise properties	94.2%	95.1%

     (1) Does not include occupancy at Ameriton properties.

     The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during each respective comparison period:

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth/(Decline)	Growth/(Decline)	NOI Growth/(Decline)

Q1 2005 vs. Q1 2004
Garden	2.2%	4.1%	1.3%
High-Rise	3.5%	12.4%	(1.6%)
Total	2.7%	7.3%	0.2%

Quarter-to-date NOI Analysis

     NOI increased by $14.8 million, or 11.4%, during the three months ended March 31, 2005 as compared to the same period in 2004. Of this increase, $7.9 million was produced by our garden communities, $5.4 million by our high-rise portfolio and $1.5 million by Ameriton.

     The $7.9 million increase in garden NOI during the first quarter of 2005 as compared to 2004 was primarily attributable to the acquisition of seven garden communities subsequent to March 31, 2004 for a total of $508.2 million and the ongoing lease-up and stabilization of development communities since March 31, 2004, which significantly increased both rental revenues and rental expenses. Additionally, Same-Store revenue growth increased by 2.2% compared to prior year. This increase was partially offset by a 4.1% increase in Same-Store operating expenses primarily due to increases in utilities associated with a severe winter in the Northeast and site and regional personnel costs.

     The $5.4 million increase in high-rise NOI during the first quarter of 2005 compared to 2004 was primarily attributable to the acquisition of one high-rise property in the New York area and one in the Washington D.C. metropolitan market subsequent to March 31, 2004 for a total of $183.5 million since March 31, 2004. Additionally, Same-Store revenues increased by 3.5% compared to prior year. This increase was partially offset by a 12.4% increase in Same-Store operating expenses primarily attributable to higher utilities associated with a severe winter in the Northeast, real estate taxes and the benefit of a ground-lease accrual true-up in the first quarter of 2004.

     The $1.5 million increase in Ameriton NOI during the first quarter of 2005 as compared to 2004 was primarily attributable to three more stabilized properties in the first quarter of 2005 compared to 2004 and the ongoing lease-up and stabilization of Ameriton developments since March 31, 2005.

     NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $3.2 million, or 2.1%, for the three months ended March 31, 2005 as compared to the same period in 2004. This net decrease in NOI was primarily attributable to:

•	The loss of NOI from the disposition of $279.9 million and $1.8 billion in operating assets, including Ameriton, for the three months ended March 31, 2004 and the twelve months ended December 31 2004, respectively;

•	An increase in Same-Store operating expenses of 7.3%, primarily due to the one-time impact of a ground-lease accrual true-up in the first quarter of 2004, as well as higher real estate taxes and extraordinary weather-related costs resulting from the severe winter in Washington, D.C., New York and Boston.

     This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described previously.

Other Income

     Other income increased $1.4 million, or 38.7%, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase is due to $1.4 million of pre-tax gains from the sale of land and $1.3 million higher interest income on notes receivable during 2005. The increases are offset by $0.7 million lower insurance recoveries in the first quarter of 2005 compared to 2004 and the benefit of $0.6 million related to the sale of CES in the first quarter of 2004.

Depreciation Expense

     Depreciation expense increased $9.4 million, or 20.1%, for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is primarily due to a greater number of operating assets classified within discontinued operations during 2004, resulting in a $6.2 million higher depreciation allocation to discontinued operations for the first quarter of 2004 compared to the first quarter of 2005.

     Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $3.2 million (comprised of a $9.4 million increase from continuing operations offset by a $6.2 million decrease from discontinued operations), or 6.0%, for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is principally attributable to a higher average balance of short lived capital items and a higher average real estate balance being depreciated during the first quarter of 2005 compared to the same period in 2004.

Interest Expense

     Interest expense increased $9.8 million, or 25.0%, for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is primarily due to a greater number of operating assets classified within discontinued operations during 2004, resulting in $8.7 million higher interest allocated to discontinued operations for the first quarter of 2004 compared to the first quarter of 2005.

     Including interest expense on properties reflected in discontinued operations, interest expense increased $1.2 million (comprised of a $9.8 million increase from continuing operations offset by a $8.7 million decrease from discontinued operations), or 2.3%, for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is primarily due to increased weighted average long-term debt outstanding during the first quarter of 2005 as compared with 2004, consistent with the additional $300 million of long-term debt that was issued in August of 2004; partially offset by a lower average line of credit balance in the first quarter of 2005 as compared to 2004.

General and Administrative Expenses

     The $1.9 million, or 14.9%, increase in general and administrative expenses for the three months ended March 31, 2005 as compared to the same period in 2004 is primarily due to higher legal fees, salaries and benefits in the first quarter of 2005.

Other Expenses

     The $19.8 million increase in other expense for the three months ended March 31, 2005 as compared to the same period in 2004 is primarily due to a $17.9 million expense for early extinguishment of debt related to the payoff of $136.5 million of mortgages on currently owned properties during the first quarter of 2005. Additionally, we incurred $1.5 million in legal fees associated with cost-recovery litigation against our insurance carriers.

Income from Unconsolidated Entities

     Income from unconsolidated entities increased $5.8 million, or 110.7%, for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to increased gains from the sale of joint venture operating communities. Gains were partially offset by an additional charge of $0.7 million for hurricane damages to unconsolidated Florida communities.

Other Non-Operating Income

     Other non-operating income increased by $13.5 million for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the recognition of a $23.5 million gain from the sale of our Rent.com investment to eBay as compared to $10.5 million of gains from the sale of marketable equity securities in the first quarters of 2005 and 2004, respectively.

Preferred Share Dividends

     Preferred Share distributions decreased by $2.2 million, or 69.4%, for the three months ended March 31, 2005 as compared to the same period in 2004. This decrease was primarily due to the redemption of our Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares into Common Shares in September 2004 and the early conversion of Series L Preferred Shares into Common Shares in December 2004. The decrease in Preferred Share distributions due to conversions is offset by an increase in Common Share dividends.

Discontinued Operations

     The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, income taxes, debt extinguishment expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

     Consistent with our capital recycling program, we have five operating apartment communities, representing 1,549 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at March 31, 2005. Accordingly, we have classified the operating earnings from these five properties within discontinued operations for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005, we sold five Archstone-Smith and Ameriton operating communities. The operating results of these five communities and the related gain/loss on sale are also included in discontinued operations for 2005 and 2004. During the twelve months ended December 31, 2004, we sold 30 Archstone-Smith and Ameriton operating communities. The operating results of these 30 communities and the related gain/loss on the sale are also included in discontinued operations for the quarter ended March 31, 2004.

     The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Rental revenues	$4,844	$38,372
Rental expenses	(2,331)	(13,013)
Real estate taxes	(180)	(5,108)
Depreciation on real estate investments	(943)	(7,123)
Interest expense (1)	(2,076)	(10,740)
Income taxes from taxable REIT subsidiary sales	(4,964)	(361)
Debt extinguishment costs related to dispositions	(5,058)	(908)
Allocation of minority interest	(3,134)	(7,286)
Gains on disposition of taxable REIT subsidiary real estate investments, net	13,766	12,696
Gains on dispositions of REIT real estate investments, net.	26,154	49,800

Earnings from discontinued apartment communities	$26,078	$56,329

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $1.3 million and $7.3 million for the three months ended March 31, 2005 and 2004, respectively.

     Gains from the disposition of REIT assets are the result of our capital recycling strategy, which redeploys capital from non-core assets to more desirable locations within our core markets. Gains or losses associated with REIT dispositions can vary significantly from quarter-to-quarter given overall real estate market conditions.

     Our gains from taxable REIT subsidiaries were from Ameriton, which is a wholly owned taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. While Ameriton has established a consistent track record of producing significant gains, which contribute to our overall net earnings, these gains or losses can fluctuate significantly on a quarter-to-quarter basis depending on the timing of disposition closings.

     Assets held for sale as of March 31, 2005, represented gross real estate of $188.8 million and $137.0 million with no related mortgages payable at March 31, 2005 and December 31, 2004, respectively. Additionally, of our investment in real estate at December 31, 2004, we disposed of $279.9 million of real estate and paid off related mortgages of $71.9 million during the three months ended March 31, 2005.

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

Operating Activities

     Net cash flow provided by operating activities decreased $37.0 million, or 67.3%, for the three months ended March 31, 2005 as compared to the same period in 2004. This decrease was primarily due to a decrease in net operating income associated with $279.9 million and $1.8 billion in dispositions in the three months ended March 31, 2005 and the twelve months ended December 31, 2004, respectively. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

     Net cash flows provided by investing activities increased by $19.5 million, or 169.7%, for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to $230 million more cash received from disposition activity in the first quarter of 2005 as compared to the same period in 2004, as well as a one-time gain of $23.5 million resulting from the positive impact of selling our interest in Rent.com to eBay in February 2005. The increase is partially offset by $107.8 million more invested in acquisitions and developments, as well as lower proceeds from the sale of marketable equity securities during the first quarter of 2005 as compared to 2004. Additionally, we used $63.2 million to fund mezzanine and other loans extended to third parties during the first quarter of 2005. The disposition, acquisition and development amounts above exclude transactions funded by tax-deferred exchange proceeds.

     Net cash flows used in financing activities increased by $179.2 million, or 271.6%, for the three months ended March 31, 2005 as compared to the same period in 2004, due to $222.1 million more cash used to repay mortgage debt and $29.1 million more used to repurchase common shares and preferred shares and units during the three months ended March 31, 2005 compared to the same period in 2004. This increase was partially offset by $94.5 million in higher proceeds from the line of credit during the first quarter of 2005 as compared to 2004.

     Significant non-cash investing and financing activities for the three months ended March 31, 2005 and 2004 consisted of the following:

•	Issued $41.7 and $10.8 million of A-1 Common Units as partial consideration for acquired properties during the three months ended March 31, 2005 and 2004, respectively;

•	Issued $4.5 million of Common Shares as partial consideration for real estate during the first quarter of 2004;

•	Redeemed $1.7 million and $13.1 million A-1 Common Units for Common Shares during the three months ended March 31, 2005 and 2004, respectively; and,

•	Assumed mortgage debt of $74.9 million during the first quarter of 2004.

Scheduled Debt Maturities and Interest Payment Requirements

     We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year which would impact our financial flexibility. We have $247.0 million in scheduled maturities during 2005, and we have $285.0 million and $540.0 million of long-term debt maturing during 2006 and 2007, respectively.

     At May 2, 2005, we had $505 million of liquidity, including cash, restricted cash in tax-deferred escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 3.04%, 6.24% and 5.11%, respectively, during the three months ended March 31, 2005. These rates give effect to the impact of interest rate swaps and caps, as applicable.

     We were in compliance with all financial covenants pertaining to our debt instruments during the period ended March 31, 2005.

Shareholder Dividend Requirements

     Based on anticipated distribution levels for 2005 and the number of shares and units outstanding as of March 31, 2005, we anticipate that we will pay distributions and dividends of $390.5 million in the aggregate during 2005, which includes $0.3 million of distributions for the remaining Series E Preferred Units and remaining Series G Preferred Units that were redeemed during the first quarter of 2005. This amount represents distributions and dividends on our Common shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.

Planned Investments

     Following is a summary of planned investments as of March 31, 2005, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

		Planned Investments
	Units	Discretionary	Committed
Communities under redevelopment	623	$4,677	$26,235
Communities under construction	4,117	—	409,518
Communities In Planning and owned	3,617	596,065	—
Communities In Planning and Under Control	253	25,450	—

Total	8,610	$626,192	$435,753

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.

     We are under agreement with various property-owning partnerships affiliated with Oakwood Worldwide, the largest global provider of corporate housing, to acquire 37 apartment communities for a purchase price of approximately $1.6 billion. The closing may occur in several stages, which are expected to close during 2005, subject to completion of our due diligence review and customary closing conditions.

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during 2005 and 2006. We expect to start construction on approximately $300-$400 million, based on Total Expected Investment, of new development communities in 2005. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

     We anticipate financing our planned investment and operating needs, other than the Oakwood transaction, primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We plan to finance the Oakwood transaction with assumed debt, cash, issuance of unsecured debt, proceeds from asset sales and issuance of units of the Operating Trust. We anticipate that net cash flow from operating activities and gains on dispositions during 2005 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $438 million in available capacity on our unsecured credit facilities, no cash in tax-deferred exchange escrow and $67 million of cash on hand at May 2, 2005.

     In April 2005, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $300 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in May 2005. Collectively, Archstone-Smith and the Operating Trust have $1.2 billion available in shelf registration securities. In April 2005, Archstone-Smith filed a registration statement on Form S-3 registering 1,120,806 Common Shares to be issued upon redemption of certain A-1 Common Units. This registration statement was declared effective in May 2005.

Other Contingencies and Hedging Activities

     During 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency net of anticipated recoveries for both wholly owned and unconsolidated apartment communities. During the three months ended March 31, 2005, we increased the reserve for our unconsolidated apartment communities resulting in an additional charge of $0.7 million. These reserves represent management’s best estimate of the probable and reasonably estimable costs and are based on the most current information available from our insurance adjustors.

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

Off Balance Sheet Arrangements

     Investments in entities that do not qualify as a variable interest entity and are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2005, consisted of $99.3 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.

Contractual Commitments

     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2006	2008	2010thru
	2005	and 2007	and 2009	2096	Total
Scheduled long-term debt maturities	$247.2	$825.1	$717.0	$2,067.3	$3,856.6
Unsecured credit facilities (1)	—	213.8	—	—	213.8
Interest on indebtedness	175.0	363.3	272.6	277.3	1,088.2
Development and redevelopment expenditures	313.2	122.6	—	—	435.8
Performance bond guarantees (2)	15.5	25.4	—	2.4	43.3
Lease commitments and other (3)	53.4	18.8	13.7	353.2	439.1

Total	$804.3	$1,569.0	$1,003.3	$2,700.2	$6,076.8

(1)	The $600 million unsecured facility matures December 2007, with a one-year extension option available at our discretion.

(2)	Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for certain performance bond guarantees for SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of SMC.

(3)	Lease commitments relate principally to ground lease payments as of March 31, 2005.

     As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders’ for any personal income tax expense resulting from the sale of properties acquired in the merger as identified in the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod until October 31, 2021.

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

     As a result of our balance sheet management philosophy, we have managed our debt maturities to create a relatively level principal maturity schedule, without significant repayment obligations in any year. If current market conditions do not permit us to replace maturing debt at comparable interest rates, we are not exposed to significant portfolio level interest rate volatility due to the management of our maturity schedules. There have been no material changes to our market risk profile since December 31, 2004. See Item 7a in our 2004 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were, to the best of their knowledge, effective as of March 31, 2005, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2005, there were no significant changes in the Trust’s internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table summarizes repurchases of our Common Shares (amounts in thousands):

			Total Number of	Maximum Approximate Dollar Value That
			Shares Purchased as	May Yet Be
	Number of Shares	Average Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan
1/1/05 – 1/31/05	—	—	—	$188,633	(1)
2/1/05 – 2/28/05	—	—	—	188,633
3/1/05 – 3/31/05	1,210	$34.27(2)	1,210	147,083

Total	1,210		1,210

(1)	On April 22, 2004, the Board increased the total authorized for share repurchases to $255 million.

(2)	Represents a per share price of $34.23, plus commissions.

     The 10b5-1 plan, pursuant to which we were repurchasing our common shares in the market, was terminated on April 29, 2005. Absent other factors, we expect that we will not be repurchasing any of our common shares until we acquire the first set of Oakwood properties pursuant to the transaction we previously announced on February 28, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits

     (a) Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE-SMITH TRUST

BY:           /s/ R. SCOT SELLERS
R. Scot Sellers
Chairman and
Chief Executive Officer

                  BY:            /s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

                BY:           /s/ MARK A. SCHUMACHER
Mark A. Schumacher
Senior Vice-President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 3, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002