Form 10-Q
period 2005-06-30
ARCHSTONE SMITH TRUST
filed 2005-08-05
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto.

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	X	No

At August 1, 2005 there were approximately 199,700,000 of the Registrant's Common Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	June 30, 2005	December 31, 2004
	(Unaudited)
Real estate	$ 8,872,304	$ 8,842,611
Real estate – held for sale	400,766	378,427
Less accumulated depreciation	841,539	763,542
	8,431,531	8,457,496
Investments in and advances to unconsolidated entities	124,598	111,481
Net investments	8,556,129	8,568,977
Cash and cash equivalents	12,765	203,255
Restricted cash in tax-deferred exchange escrow	124,041	120,095
Other assets	254,391	173,717
Total assets	$ 8,947,326	$ 9,066,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$ –	$ 19,000
Long-Term Unsecured Debt	2,379,209	2,099,132
Mortgages payable	1,742,872	2,013,730
Mortgages payable – held for sale	17,649	17,775
Accounts payable	56,513	52,052
Accrued expenses and other liabilities	226,990	273,079
Total liabilities	4,423,233	4,474,768
Minority interest	488,349	498,098
Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (199,304,169 shares in 2005 and 199,577,459 shares in 2004)	1,993	1,996
Additional paid-in capital	4,023,930	4,026,113
Accumulated other comprehensive loss	(5,403)	(4,425)
Retained (loss)/earnings	(34,776)	19,494
Total shareholders’ equity	4,035,744	4,093,178
Total liabilities and shareholders’ equity	$ 8,947,326	$ 9,066,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental revenues	$ 226,375	$ 198,911	$ 446,291	$ 389,526
Other income	6,848	5,209	11,975	8,906
	233,223	204,120	458,266	398,432
Expenses:
Rental expenses	56,700	49,454	115,261	97,480
Real estate taxes	22,644	19,328	45,280	38,031
Depreciation on real estate investments	54,832	47,419	108,609	91,979
Interest expense	46,330	37,724	93,826	74,265
General and administrative expenses	13,755	12,092	28,044	24,525
Other expenses	7,390	900	28,472	2,124
	201,651	166,917	419,492	328,404
Earnings from operations	31,572	37,203	38,774	70,028
Minority interest	(4,451)	(6,917)	(9,550)	(12,947)
Equity in Earnings/(loss) from unconsolidated entities	5,794	7,354	16,911	12,630
Other non-operating income	4,778	9,951	28,783	20,461
Earnings before discontinued operations	37,693	47,591	74,918	90,172
Earnings from discontinued apartment communities	18,009	32,471	46,140	90,062
Net earnings	55,702	80,062	121,058	180,234
Preferred Share dividends	(958)	(3,143)	(1,915)	(6,274)
Net earnings attributable to Common Shares – Basic	$ 54,744	$ 76,919	$ 119,143	$ 173,960

Weighted average Common Shares outstanding – Basic	198,987	195,241	199,630	195,055
Weighted average Common Shares outstanding – Diluted	200,093	196,187	200,668	198,574

Earnings per Common Share – Basic:
Earnings before discontinued operations	$ 0.19	$ 0.23	$ 0.37	$ 0.43
Discontinued operations, net	0.09	0.16	0.23	0.46
Net earnings	$ 0.28	$ 0.39	$ 0.60	$ 0.89

Earnings per Common Share – Diluted:
Earnings before discontinued operations	$ 0.18	$ 0.23	$ 0.36	$ 0.43
Discontinued operations, net	0.09	0.16	0.23	0.46
Net earnings	$ 0.27	$ 0.39	$ 0.59	$ 0.89

Dividends paid per Common Share	$ 0.4325	$ 0.43	$ 0.8650	$ 0.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders’

Equity and Comprehensive Income/(Loss)

Six Months Ended June 30, 2005

(In thousands)

(Unaudited)

	Perpetual Preferred Shares at Aggregate Liquidation Preference	Common Shares at Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total

Balances at December 31, 2004	$ 50,000	$ 1,996	$ 4,026,113	$ (4,425)	$ 19,494	$ 4,093,178
Comprehensive income:
Net earnings	-	-	-	-	121,058	121,058
Change in fair value of cash flow hedges	-	-	-	411	-	411
Change in fair value of marketable securities	-	-	-	(1,389)	-	(1,389)
Comprehensive income attributable to Common Shares						120,080
Preferred Share dividends	-	-	-	-	(1,915)	(1,915)
Common Share dividends	-	-	-	-	(173,413)	(173,413)
A-1 Common Units converted into Common Shares	-	1	3,128	-	-	3,129
Common Share repurchases	-	(16)	(56,479)	-	-	(56,495)
Issuance of Common Shares under Compensation Plans	-	12	31,843	-	-	31,855
Other, net (includes Minority Interest Revaluation)	-	-	19,325	-	-	19,325
Balances at June 30, 2005	$ 50,000	$ 1,993	$ 4,023,930	$ (5,403)	$ (34,776)	$ 4,035,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net earnings	$ 121,058	$ 180,234
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	114,390	111,640
Gains on dispositions of depreciated real estate, net	(60,262)	(93,482)
Gains on sale of marketable equity securities and property management business	(27,948)	(20,461)
Minority interest	15,118	24,447
Equity in earnings from unconsolidated entities	(16,911)	(12,630)
Change in other assets	1,288	(8,682)
Change in accounts payable, accrued expenses and other liabilities	(8,231)	(16,488)
Other, net	(4,399)	(4,826)
Net cash flow provided by operating activities	134,103	159,752

Investing activities:
Real estate investments, net	(457,763)	(581,739)
Change in investments in unconsolidated entities, net	8,312	26,958
Proceeds from dispositions, net of closing costs	465,099	272,339
Change in restricted cash	(3,946)	163,368
Change in notes receivable, net	(73,408)	123
Other, net	14,844	83,436
Net cash flow used in investing activities	(46,862)	(35,515)

Financing activities:
Payments on Long-Term Unsecured Debt	(18,750)	(40,450)
Proceeds from Long-Term Unsecured Debt	296,034	-
Proceeds/Repayments from unsecured credit facilities, net	(19,000)	206,843
Principal prepayment of mortgages payable, including prepayment penalties	(263,456)	(56,468)
Regularly scheduled principal payments on mortgages payable	(5,321)	(6,396)
Proceeds from mortgage notes payable	655	32,003
Proceeds from Common Shares issued under employee stock options	20,556	29,129
Repurchase of Common Shares	(56,495)	(85,441)
Repurchase of Series E and G Perpetual Preferred Units	(19,522)	-
Cash dividends paid on Common Shares	(173,413)	(169,544)
Cash dividends paid on Preferred Shares	(1,915)	(6,274)
Cash distributions paid to minority interests	(42,263)	(24,248)
Other, net	5,159	(682)
Net cash flow used in financing activities	(277,731)	(121,528)
Net change in cash and cash equivalents	(190,490)	2,709
Cash and cash equivalents at beginning of period	203,255	5,230
Cash and cash equivalents at end of period	$ 12,765	$ 7,939
Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$ 41,660	$ 10,788
Common Shares issued in exchange for real estate	-	4,502
A-1 Common Units converted to Common Shares	3,129	34,064
Assumption of mortgages payable upon purchase of apartment communities	-	74,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

Business

Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.2% the Operating Trust’s outstanding common units; the remaining 10.8% owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by very expensive single-family home prices, limited land on which to build new housing and a strong, diversified economic base with employment growth potential.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation

As of June 30, 2005, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During 2005, we granted approximately 325,000 Restricted Share Units and 513,000 stock options. During 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings attributable to Common Shares – Basic	$ 54,744	$ 76,919	$ 119,143	$ 173,960
Add: Stock-based employee compensation expense included in reported net earnings	195	63	400	129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(321)	(448)	(705)	(884)
Pro forma net earnings attributable to Common Shares – Basic	$ 54,618	$ 76,534	$ 118,838	$ 173,205

Net earnings per Common Share:
Basic – as reported	$ 0.28	$ 0.39	$ 0.60	$ 0.89
Basic – pro forma	$ 0.28	$ 0.39	$ 0.60	$ 0.89

Diluted – as reported	$ 0.27	$ 0.39	$ 0.59	$ 0.89
Diluted – pro forma	$ 0.27	$ 0.39	$ 0.59	$ 0.88

Weighted average risk-free interest rate	3.77%	3.48%	3.77%	3.48%
Weighted average dividend yield	5.63%	6.92%	5.63%	6.92%
Weighted average volatility	21.97%	15.33%	21.97%	15.33%
Weighted average expected option life	5.0 years	5.0 years	5.0 years	5.0 years

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Our accumulated other comprehensive income/(loss) for the six months ended June 30, 2005 was as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2004	$ 1,398	$ (5,823)	$ (4,425)
Change in fair value of cash flow hedges	–	2,270	2,270
Fair value of long-term debt hedge	–	(1,859)	(1,859)
Mark to market for marketable equity securities	690	–	690
Reclassification adjustments for realized net gains	(2,079)	–	(2,079)
Balance at June 30, 2005	$ 9	$ (5,412)	$ (5,403)

Per Share Data

Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares – Basic	$ 54,744	$ 76,919	$ 119,143	$ 173,960
Dividends on Convertible Preferred Shares	–	–	–	2,208
Minority interest – convertible operating partnership units	33	42	66	103
Net earnings attributable to Common Shares – Diluted	$ 54,777	$ 76,961	$ 119,209	$ 176,271
Reconciliation of denominator between basic and diluted net earnings per Common Share (1):
Weighted average number of Common Shares outstanding – Basic	198,987	195,241	199,630	195,055
Assumed conversion of Convertible Preferred Shares into Common Shares	–	–	–	2,583
Assumed exercise of options	1,106	946	1,038	936
Weighted average number of Common Shares outstanding – Diluted	200,093	196,187	200,668	198,574

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after January 1, 2006. We do not believe that the adoption of SFAS No. 123R will have a material impact on our financial position, net earnings or cash flows.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." (EITF No. 04-5) This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. EITF No. 04-5 is effective for general partners or managing members of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue is effective after June 29, 2005. For general partners or managing members in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Although we have yet to complete our analysis, we do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.

(2)	Real Estate

Investments in Real Estate

Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	June 30, 2005		December 31, 2004
	Investment	Units (1)	Investment	Units (1)
REIT Apartment Communities:
Operating communities	$ 8,097,273	57,730	$ 8,018,658	58,486
Communities under construction	537,345	3,282	499,239	3,237
Development communities In Planning	22,360	585	51,822	1,251
Total REIT apartment communities	8,656,978	61,597	8,569,719	62,974
Ameriton apartment communities (2)	533,189	7,200	581,910	6,791
Other real estate assets(3)	82,903	-	69,409	-
Total real estate	$ 9,273,070	68,797	$ 9,221,038	69,765

(1)	Unit information is based on management’s estimates and has not been reviewed by our independent registered Public Accounting Firm.

(2)

Ameriton’s investment as of June 30, 2005 and December 31, 2004 for development communities Under Control was $0.8 million, 253 units and $1.5 million, 593 units, respectively, and are reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.

(3)	Includes land that is not In Planning and other real estate assets.

The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2004	$ 9,221,038
Acquisition-related expenditures	286,311
Redevelopment expenditures	23,465
Recurring capital expenditures	16,676
Development expenditures, excluding land acquisitions	152,895
Dispositions	(435,284)
Net apartment community activity	44,063
Change in other real estate assets	7,969
Balance at June 30, 2005	$ 9,273,070

At June 30, 2005 we had unfunded contractual commitments related to real estate investment activities aggregating approximately $563.0 million, of which $540.9 million related to communities under construction.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(3)	Discontinued Operations

The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, estimated income taxes (for Ameriton properties), debt extinguishment expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

Consistent with our capital recycling program, we have ten operating apartment communities, representing 3,868 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at June 30, 2005. Accordingly, we have classified the operating earnings from these ten properties within discontinued operations for the three and six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005, we sold nine Archstone-Smith and Ameriton operating communities. The operating results of these nine communities and the related gain/loss on sale are also included in discontinued operations for 2005 and 2004. During the twelve months ended December 31, 2004, we sold 30 Archstone-Smith and Ameriton operating communities. The operating results of these 30 communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2004.

The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Rental revenues	$ 12,322	$ 47,506	$ 27,261	$ 95,786
Rental expenses	(4,046)	(15,454)	(9,351)	(31,256)
Real estate taxes	(1,264)	(5,921)	(2,523)	(12,034)
Depreciation on real estate investments	(1,699)	(7,119)	(4,896)	(16,330)
Interest expense (1)	(3,681)	(13,057)	(7,536)	(26,688)
Estimated income taxes (Ameriton properties)	(1,453)	(166)	(6,120)	(278)
Debt extinguishment costs related to dispositions	(331)	(212)	(5,389)	(1,120)
Allocation of minority interest	(2,181)	(4,092)	(5,568)	(11,500)
Gains on disposition of taxable REIT subsidiary real estate investments, net	6,937	1,817	20,703	14,513
Gains on dispositions of REIT real estate investments, net	13,405	29,169	39,559	78,969
Earnings from discontinued apartment communities	$ 18,009	$ 32,471	$ 46,140	$ 90,062

(1) The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $3.3 million and $9.5 million for the three months ended June 30, 2005 and 2004, and $6.0 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively.

Assets held for sale as of June 30, 2005 and December 31, 2004, represented gross real estate of $400.8 million and $378.4 million with $17.6 million and $17.8 million related mortgages payable at June 30, 2005 and December 31, 2004, respectively. Additionally, of our investment in real estate at December 31, 2004, we disposed of $435.3 million of real estate and paid off related mortgages of $85.5 million during the six months ended June 30, 2005.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Investments in and Advances to Unconsolidated Entities

Real Estate Joint Ventures

We have investments in entities that we account for using the equity method. At June 30, 2005, the investment balance consisted of $92.5 million in Archstone-Smith joint ventures and $32.1 million in Ameriton joint ventures. At December 31, 2004, the investment balance consisted of $74.1 million in Archstone-Smith joint ventures and $37.4 million in Ameriton joint ventures.

Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	June 30, 2005	December 31, 2004
Assets:
Real estate	$ 1,118,018	$ 1,115,563
Other assets	189,962	52,394
Total assets	$ 1,307,980	$ 1,167,957
Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$ 3,125	$ 4,124
Mortgages payable (1)	903,774	777,924
Other liabilities	30,971	24,254
Total liabilities	937,870	806,302
Owners’ equity	370,110	361,655
Total liabilities and owners’ equity	$ 1,307,980	$ 1,167,957

(1) Archstone-Smith guarantees $190.5 million of the outstanding debt balance as of June 30, 2005 and is committed to guarantee another $93.5 million upon funding of additional debt.

Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Archstone-Smith Joint Ventures
Revenues	$ 32,863	$ 35,424	$ 66,152	$ 70,836
Net Earnings (1)	11,244	916	26,732	10,098
Ameriton Joint Ventures
Revenues	$ 1,174	$ 1,697	$ 2,263	$ 3,320
Net Earnings (2)	4,816	7,417	11,934	7,160
Total
Revenues	$ 34,037	$ 37,121	$ 68,415	$ 74,156
Net Earnings	$ 16,060	$ 8,333	$ 38,666	$ 17,258

(1)

Includes gains associated with the disposition of Archstone-Smith Joint Ventures of $4.6 million during the three months ended June 30, 2005, none for the same period ended 2004, and $22.0 million and $8.0 million for the six months ended June 30, 2005 and 2004 respectively.

(2)

Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint ventures. These gains aggregated $5.0 million and $3.8 million during the three months ended June 30, 2005 and 2004, and $12.9 million and $7.0 million for the six months ended June 30, 2005 and 2004, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Mezzanine Notes Receivable

During the six months ended June 30, 2005, we entered into six mezzanine note agreements as a lender to third parties to fund certain real estate projects. As of June 30, 2005 and December 31, 2004, we had a total of $60.9 million and $8.7 million in mezzanine notes receivable, respectively and a commitment to fund an additional $23.8 million under existing agreements. Our rights to the underlying collateral in the event of default are subordinate to the primary mortgage lender. During the six months ended June 30, 2005, we recognized a total of $2.6 million in interest income associated with mezzanine notes receivable. There was no comparable interest income for the same period in 2004.

(6)	Borrowings

Unsecured Credit Facilities

The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the Six Months Ended June 30, 2005	As of and for the Year Ended December 31, 2004
Total unsecured revolving credit facility	$ 600,000	$ 600,000
Borrowings outstanding at end of period	–	19,000
Outstanding letters of credit under this facility	5,329	13,983
Weighted average daily borrowings	63,486	81,317
Maximum borrowings outstanding during the period	141,000	375,000
Weighted average daily nominal interest rate	3.06%	1.58%
Weighted average daily effective interest rate	3.14%	2.62%

We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 2.75% to 3.60% during 2005. There were no borrowings outstanding under the agreement at June 30, 2005 and December 31, 2004.

Long-Term Unsecured Debt

A summary of our Long-Term Unsecured Debt outstanding at June 30, 2005 and December 31, 2004 follows (dollar amounts in thousands):

Type of Debt	Coupon Rate(1)	Effective Interest Rate(2)	Balance at June 30, 2005	Balance at December 31, 2004	Average Remaining Life (Years)

Long-term unsecured senior notes	6.08%	6.25%	$ 2,300,707	$ 2,019,607	5.5
Unsecured tax-exempt bonds	2.88%	3.14%	78,502	79,525	18.1
Total/average	5.97%	6.15%	$ 2,379,209	$ 2,099,132	5.9

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

During May 2005, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.4% from its shelf registration statement.

Mortgages payable

Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at (1)
	June 30, 2005	December 31, 2004	Effective Interest Rate (2)
Secured floating rate debt:
Tax-exempt debt	$ 495,381	$ 508,923	2.7%
Construction loans	–	40,868	N/A
Conventional mortgages	21,705	21,705	3.5%
Total Floating	517,086	571,496	2.7%
Secured fixed rate debt:
Conventional mortgages	1,223,510	1,439,558	6.3%
Other secured debt	19,925	20,451	5.0%
Total Fixed	1,243,435	1,460,009	6.3%
Total debt outstanding at end of period	$ 1,760,521	$ 2,031,505	5.2%

(1)

Includes the unamortized fair market value adjustment recorded in connection with the Smith Merger of $41.1 million and $48.4 million at June 30, 2005 and December 31, 2004, respectively. This amount is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

The change in mortgages payable during the six months ended June 30, 2005 consisted of the following (in thousands):

Balance at December 31, 2004	$ 2,031,505
Regularly scheduled principal amortization	(5,321)
Prepayments, final maturities and other (1)	(266,318)
Proceeds from mortgage notes payable	655
Balance at June 30, 2005	$ 1,760,521

(1) We incurred $23.2 million of debt extinguishment costs in connection with these mortgage prepayments.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Other

The book value of total assets pledged as collateral for mortgage loans and other obligations at June 30, 2005 and December 31, 2004 is $3.4 billion and $3.8 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and six months ended June 30, 2005.

The total interest paid on all outstanding debt was $35.5 million and $40.5 million for three months ended June 30, 2005 and 2004, respectively and $120.1 million and $114.3 million for the six months ended June 30, 2005 and 2004, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized was $9.3 million and $5.4 million during the three months ended June 30, 2005 and 2004, respectively and $17.5 million and $11.3 million during the six months ended June 30, 2005 and 2004, respectively.

(7) Minority Interest

Minority interest consisted of A-1 Common Units at June 30, 2005. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2004	$ 498,098
A-1 Common Unit conversions	(3,129)
Unitholders’ share of net earnings	15,118
Common Units issued for real estate	41,660
Minority interest distributions	(20,359)
Series E & G Redemptions (1)	(19,522)
Other (includes A-1 revaluation)	(23,517)
Balance at June 30, 2005	$ 488,349

(1) 200,000 Series E Preferred Units were redeemed in February 2005 and 600,000 Series G Preferred Units were redeemed in March 2005.

Operating Trust Units

We owned 89.2% and 89.1% of the Operating Trust’s outstanding Common Units at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, approximately 153,000 A-1 Common Units were converted into Common Shares.

(8) Distributions to Shareholders

The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31 and June 30, 2005 and the annualized dividend we expect to pay for 2005:

	Quarterly Cash Dividend Per Share	Annualized Cash Dividend Per Share
Common Shares	$ 0.4325	$ 1.73
Series I Perpetual Preferred Shares (1)	1,915	7,660

(1)	Series I Preferred Shares have a par value of $100,000 per share.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Segment Data

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

Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$ 115,394	$ 112,118	$ 227,969	$ 222,330
High-rise properties	76,711	74,577	144,673	140,275
Non Same-Store:
Garden communities	17,008	6,233	32,532	11,040
High-rise properties	10,236	1,380	28,069	8,463
Ameriton (1)	6,169	3,735	11,622	5,882
Other non-reportable operating segment revenues	857	868	1,426	1,536
Total segment and consolidated rental revenues	$ 226,375	$ 198,911	$ 446,291	$ 389,526

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$ 76,828	$ 74,868	$ 150,534	$ 147,699
High-rise properties	49,319	48,434	90,477	90,336
Non Same-Store:
Garden communities	11,126	3,429	20,776	6,402
High-rise properties	5,813	813	17,072	5,531
Ameriton (1)	3,161	1,787	5,648	2,727
Other non-reportable operating segment NOI	784	798	1,243	1,320
Total segment NOI	147,031	130,129	285,750	254,015
Reconciling items:
Other income	6,848	5,209	11,975	8,906
Depreciation on real estate investments	(54,832)	(47,419)	(108,609)	(91,979)
Interest expense	(46,330)	(37,724)	(93,826)	(74,265)
General and administrative expenses	(13,755)	(12,092)	(28,044)	(24,525)
Other expenses	(7,390)	(900)	(28,472)	(2,124)
Consolidated earnings from operations	$ 31,572	$ 37,203	$ 38,774	$ 70,028

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(1)

While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During the six months ended June 30, 2005 and 2004, pre-tax gains from the disposition of Ameriton real estate were $20.7 million and $5.4 million, respectively. Additionally, Ameriton had gains of $12.9 million and $7.0 million during the six months ended June 30, 2005 and 2004, respectively from the sale of unconsolidated joint venture assets. These gains are classified within income from unconsolidated entities. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	June 30, 2005	December 31, 2004
Reportable operating communities segment assets:
Same-Store:
Garden communities	$ 3,123,171	$ 3,186,395
High-rise properties	2,516,184	2,534,774
Non Same-Store:
Garden communities	1,150,619	1,053,259
High-rise properties	833,547	869,379
Ameriton	403,038	483,712
Other non-reportable operating segment assets	76,268	69,942
Total segment assets	8,102,827	8,197,461
Real estate held for sale, net	328,704	260,035
Total segment assets	8,431,531	8,457,496
Reconciling items:
Investment in and advances to unconsolidated entities	124,598	111,481
Cash and cash equivalents	12,765	203,255
Restricted cash in tax-deferred exchange escrow	124,041	120,095
Other assets	254,391	173,717
Consolidated total assets	$ 8,947,326	$ 9,066,044

Total capital expenditures for garden communities included in continuing operations were $15.9 million and $12.4 million for the six months ended June 30, 2005 and 2004, respectively. Total capital expenditures for high-rise properties included in continuing operations were $24.3 million and $12.0 million for the six months ended June 30, 2005 and 2004, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.5 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

(10) Litigation and Contingencies

During 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency for both wholly owned and unconsolidated apartment communities. During the first quarter of 2005, we increased the reserve for our unconsolidated apartment communities by $0.7 million. Based on currently available information from our insurance adjustors during the second quarter of 2005, we accrued an estimated insurance recovery of $2.5 million, $1.3 million of which related to our unconsolidated apartment communities.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act (FHA) and Americans with Disabilities Act (ADA). The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company's communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which include legal fees and costs incurred by the plaintiffs. In addition to the settlement, we incurred $1.0 million for legal and consulting fees during the first six months of 2005 related to this lawsuit and have accrued an estimate of $1.6 million for legal, consulting and other expenses, most of which are expected to be incurred during the remainder of 2005.

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

During June 2005, we entered into two forward-starting swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $143.0 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in July 2005 (see Note 12). At the time of the debt issuance, the fair value of the cash flow hedge was a benefit of approximately $587,000. The benefit associated with these cash flow hedges will be included in comprehensive income and amortized over the term of the underlying debt as a reduction to interest expense.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

During the six months ended June 30, 2005 and 2004 we recorded an increase/(decrease) to interest expense of $(36,000) and $72,000, respectively, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs under the accounting standards.

(12) Subsequent Events

During July, 2005, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.26% from its shelf registration statement. The notes were issued under a re-opening of the long-term unsecured ten-year senior notes issued in May 2005.

During July 2005, the Operating Trust redeemed $200 million of long-term unsecured ten-year senior notes with a coupon rate of 8.2% and an effective interest rate of 8.4%.

On July 29, 2005, we closed the first round of apartment community acquisitions from various partnerships of Oakwood Worldwide, comprising 25 communities, 8,228 units, and a total expected investment of $1.1 billion. We funded this initial tranche of the acquisition with a combination of operating partnership units, assumed mortgage debt and cash. Operating partnership units represented $319 million, or 8.9 million units, of the total. In addition, we assumed $372 million of mortgage debt, which has an all-in rate of approximately 5.1%. The cash component of the transaction was $438 million, with $195 million used to pay off of existing Oakwood mortgage debt. In total, we expect to acquire 36 communities from Oakwood; with the remaining communities, representing 4,548 units and a total expected investment of $412.0 million, anticipated to close later this year or during 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders

Archstone-Smith Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2005 and 2004, the condensed consolidated statement of shareholders’ equity and comprehensive income/(loss) for the six-month period ended June 30, 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

August 5, 2005

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

The Company

Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and its subsidiaries and affiliates. We are the sole trustee and own 89.2% of the Operating Trust’s common units as of June 30, 2005.

Results of Operations

Executive Summary

We produced diluted net earnings per share of $0.27 for the quarter ending June 30, 2005, compared with $0.39 per share for the same period in 2004. Our earnings this quarter were lower than one year ago principally due to lower profits from the sale of assets.

Most markets continue to improve, with year over year Same-Store revenue growth accelerating in each of the last five quarters. Our Same-Store revenues increased 2.9% in the second quarter of 2005. The New York City metropolitan area, Southeast Florida, Southern California and the Washington, D.C. metropolitan area produced second quarter same-store revenue growth of 6.9%, 4.5%, 3.0% and 2.9%, respectively. Additionally, our Same-Store net operating income (rental revenues less rental expenses and real estate taxes) was up 2.2% in the second quarter.

Year-to-date through July 26, 2005, Archstone-Smith has acquired $250 million in apartment communities, including Archstone Fox Plaza, a 444-unit high-rise in downtown San Francisco. In addition, we began our first development in Manhattan, a joint venture: The Mosaic, a 627-unit community in the very desirable Clinton neighborhood. As of July 26, 2005, we have 5,393 units, representing a total expected investment of $1.6 billion, under construction, including Ameriton and joint ventures, in markets that include midtown Manhattan, downtown Boston, downtown Washington, D.C. and coastal Southern California. As of July 26, 2005, our current pipeline totals $2.5 billion, including Ameriton and joint venture communities under construction and in planning.

Earlier this year, we announced that we would acquire a $1.6 billion portfolio of apartment communities from various partnerships of Oakwood Worldwide. We closed on 25 communities in the portfolio, representing a total expected investment of $1.1 billion, on July 29, 2005, with the remaining communities expected to close later this year or in 2006. This acquisition is consistent with our objective to improve the quality of our portfolio with every investment we make. We funded this initial tranche of the acquisition with a combination of operating partnership units, assumed mortgage debt and cash. Operating partnership units represented $319 million, or 8.9 million units, of the total. In addition, we assumed $372 million of mortgage debt, which has an all-in rate of approximately 5.1%. The cash component of the transaction was $438 million, with $195 million used to pay off of existing Oakwood mortgage debt.

We completed a $300 million unsecured debt offering in May, which was recently re-opened during July and increased by $200 million to a total of $500 million. The notes mature in May 2015, and have an all-in cost of approximately 5.3%. Proceeds from the offerings provide a portion of the financial capacity to close the Oakwood acquisition.

Our second quarter 2005 results include the following items: (i) operating community sales gains from Ameriton, the company’s wholly owned subsidiary, which contributed $7.7 million, or $0.034 per share, to second quarter EPS; (ii) a positive adjustment of $2.4 million, or $0.011 per share, to the gain from the sale of our interest in Rent.com to eBay, which closed in February 2005; (iii) a $1.8 million realized gain, or $0.008 per share, from the sale of previously acquired stock in another real estate company; and (iv) accrued insurance recoveries of $2.5 million, or $0.011 per share, associated with hurricane damage in 2004. In addition, we incurred total expenses of $4.5 million, or $0.020 per share, related to the settlement of the Fair Housing Act (FHA) and American with Disabilities Act (ADA) lawsuit and other litigation costs. We believe that a substantial portion of these costs will be recovered from our insurance carriers, although the amount is not quantifiable at this time. Per share amounts do not include the impact of minority interest.

We will pay a dividend of $0.4325 per common share payable on August 31, 2005 to shareholders of record as of August 17, 2005. On an annualized basis, this represents a dividend of $1.73 per common share.

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

Quarter-to-Date Earnings Analysis

Basic net earnings attributable to Common Shares decreased $22.2 million, or 28.8%, for the three months ended June 30, 2005 as compared to the same period in 2004. This decrease is primarily attributable to:

•

A $10.7 million decrease in gains from the sale of operating communities, which includes gains from the sale of assets by Ameriton for the three months ended June 30, 2005 as compared to the same period in 2004;

•	A $4.5 million charge related to the settlement of the Fair Housing Act (FHA) and American with Disabilities Act (ADA) lawsuit and other litigation costs;
•	A $3.3 million gain from the disposition of our property management business during the three months ended June 30, 2004;
•

The recognition of $7.4 million related to the sale of Consolidated Engineering Services (“CES”), including contingent proceeds associated with the expiration of certain indemnifications and collection and recognition of the settlement of an ongoing CES lawsuit during the three months ended June 30, 2004;

•	A $2.3 million decrease in gains related to the sale of marketable equity securities; and,
•

The loss of rental revenues and a corresponding decrease in operating expenses due to $435.3 million and $1.5 billion in total REIT and Ameriton dispositions in the first six months of 2005 and the twelve months ended December 31, 2004, respectively.

These decreases were partially offset by:

•	The accrual of $2.5 million for anticipated insurance recoveries during the three months ended June 30, 2005 related to 2004 hurricane damage in South Florida;
•	A $1.7 million gain on the sale of land for the three months ended June 30, 2005;

•

Increased revenues partially offset by a corresponding increase in operating expenses associated with $286.3 million and $1.1 billion in REIT and Ameriton operating asset acquisitions in the first six months of 2005 and the twelve months ended December 31, 2004, respectively;

•	Increased income from the continued lease-up of new development projects;
•	A 2.2% increase in Same-Store NOI during the second quarter of 2005 as compared to 2004; and,
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

Year-to-Date Earnings Analysis

Basic net earnings attributable to Common Shares decreased $54.8 million, or 31.5%, for the six months ended June 30, 2005 as compared to the same period in 2004. This decrease is primarily attributable to:

•

A $33.2 million decrease in gains from the sale of operating communities, which includes gains from the sale of assets by Ameriton for the six months ended June 30, 2005 as compared to the same period in 2004;

•

A $23.2 million expense for early extinguishment of debt related to the payoff of $221.9 million of mortgages during the six months ended June 30, 2005, $5.4 million of which related to asset dispositions. The elimination of these mortgages will reduce future interest expense;

•	A $6.5 million charge related to the settlement of the Fair Housing Act (FHA) and American with Disabilities Act (ADA) lawsuit and other litigation costs;
•	A $3.3 million gain from the disposition of our property management business during the six months ended June 30, 2004;
•

The recognition of $8.0 million related to the sale of Consolidated Engineering Services (“CES”) including contingent proceeds associated with the expiration of certain indemnifications and collection and recognition of the settlement of an ongoing CES lawsuit during the six months ended June 30, 2004; and,

•

The loss of rental revenues and a corresponding decrease in rental expenses due to $435.3 million and $1.5 billion in total REIT and Ameriton dispositions in the first six months of 2005 and the twelve months ended December 31, 2004, respectively.

These decreases were partially offset by:

•	The accrual of $2.5 million for anticipated insurance recoveries during the six months ended June 30, 2005 related to 2004 hurricane damage in South Florida;
•	A $3.1 million gain on the sale of land for the six months ended June 30, 2005;
•

Increased revenues partially offset by a corresponding increase in operating expenses associated with $286.3 million and $1.1 billion in REIT and Ameriton operating asset acquisitions in the first six months of 2005 and the twelve months ended December 31, 2004, respectively;

•	Increased income from the continued lease-up of new development projects;
•	A 1.2% increase in Same-Store NOI during the six months ended June 30, 2005 as compared to 2004;
•

A $4.3 million increase in income from unconsolidated entities due to higher gains on the disposition of joint venture properties during the six months ended June 30, 2005 compared to the same period in 2004;

•

A $25.9 million gain on the sale of our Rent.com investment to eBay and $2.1 million gains on the sale of marketable equity securities during the six months ended June 30, 2005, compared to a $17.0 million gain on the sale of marketable equity securities during the same period in 2004; and,

•

A $4.4 million reduction in Preferred Share dividends due to the redemption of Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares in September 2004 and the early conversion of Series L Preferred Shares in December 2004. These conversions and the redemption also eliminated the impact of the related Preferred Share dividends on our fixed charge coverage ratio.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net operating income	$ 147,031	$ 130,129	$ 285,750	$ 254,015
Other income	6,848	5,209	11,975	8,906
Depreciation of real estate investments	(54,832)	(47,419)	(108,609)	(91,979)
Interest expense	(46,330)	(37,724)	(93,826)	(74,265)
General and administrative expenses	(13,755)	(12,092)	(28,044)	(24,525)
Other expense	(7,390)	(900)	(28,472)	(2,124)
Earnings from operations	$ 31,572	$ 37,203	$ 38,774	$ 70,028

At June 30, 2005, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Variance	2005	2004	Variance
Rental revenues:
Garden communities	$ 132,402	$ 118,351	$ 14,051	$ 260,501	$ 233,370	$ 27,131
High-rise properties	86,947	75,957	10,990	172,742	148,738	24,004
Ameriton	6,169	3,735	2,434	11,622	5,882	5,740
Non-multifamily	857	868	(11)	1,426	1,536	(110)
Total revenues	226,375	198,911	27,464	446,291	389,526	56,765

Operating expenses (rental expenses and real estate taxes):
Garden communities	44,448	40,054	(4,394)	89,191	79,269	(9,922)
High-rise properties	31,815	26,710	(5,105)	65,193	52,871	(12,322)
Ameriton	3,008	1,948	(1,060)	5,974	3,155	(2,819)
Non-multifamily	73	70	(3)	183	216	33
Total operating expenses	79,344	68,782	(10,562)	160,541	135,511	(25,030)

Net operating income:
Garden communities	87,954	78,297	9,657	171,310	154,101	17,209
High-rise properties	55,132	49,247	5,885	107,549	95,867	11,682
Ameriton	3,161	1,787	1,374	5,648	2,727	2,921
Non-multifamily	784	798	(14)	1,243	1,320	(77)
Total net operating income	147,031	130,129	16,902	285,750	254,015	31,735

NOI classified as discontinued operations	7,012	26,131	(19,119)	15,387	52,496	(37,109)

NOI including discontinued operations	$ 154,043	$ 156,260	$ (2,217)	$ 301,137	$ 306,511	$ (5,374)

Margin (NOI/rental revenues):
Garden communities	66.4%	66.2%	0.2%	65.8%	66.0%	(0.2%)
High-rise properties	63.4%	64.8%	(1.4%)	62.3%	64.5%	(2.2%)

Average occupancy during period (1):
Garden communities	95.4%	94.8%	0.6%	94.8%	95.1%	(0.3%)
High-rise properties	94.5%	95.1%	(0.6%)	94.4%	95.1%	(0.7%)

(1)	Does not include occupancy at Ameriton properties.

The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during each respective comparison period:

	Same-Store Revenue Growth/(Decline)	Same-Store Expense Growth/(Decline)	Same-Store NOI Growth/(Decline)

Q2 2005 vs. Q2 2004
Garden	2.9%	3.7%	2.5%
High-Rise	2.8%	4.8%	1.7%
Total	2.9%	4.2%	2.2%

YTD 2005 vs. YTD 2004
Garden	2.6%	3.9%	1.9%
High-Rise	3.1%	8.4%	0.1%
Total	2.8%	5.7%	1.2%

Quarter-to-date NOI Analysis

NOI, excluding discontinued operations, increased by $16.9 million, or 13.0%, during the three months ended June 30, 2005 as compared to the same period in 2004. Of this increase, $9.7 million was produced by our garden communities, $5.9 million by our high-rise communities and $1.4 million by Ameriton.

The $9.7 million increase in garden NOI during the second quarter of 2005 as compared to 2004 was primarily attributable to the acquisition of seven garden communities subsequent to April 1, 2004 for a total of $508.2 million and the ongoing lease-up and stabilization of development communities, which significantly increased both rental revenues and rental expenses. Additionally, Same-Store revenue growth increased by 2.9% compared to the prior year primarily due to increased rental rates and higher occupancy. This increase was partially offset by a 3.7% increase in Same-Store operating expenses primarily due to higher personnel costs and higher costs resulting from the rollout of new technologies. These cost increases were partially offset by lower insurance costs.

The $5.9 million increase in high-rise NOI during the second quarter of 2005 compared to 2004 was primarily attributable to the acquisition of one high-rise property in the New York area and one in the Washington D.C. metropolitan market subsequent to April 1, 2004 for a total of $183.5 million. Additionally, Same-Store revenues increased by 2.8% compared to prior year primarily due to increased rental rates, which were partially offset by a slight decrease in occupancy. This increase was partially offset by a 4.8% increase in Same-Store operating expenses primarily attributable to higher personnel costs, higher costs resulting from the rollout of new technologies and property tax reassessments in Chicago and Washington, D.C.

The $1.4 million increase in Ameriton NOI during the second quarter of 2005 as compared to 2004 was primarily attributable to the acquisition of two operating communities subsequent to April 1, 2004 and the ongoing lease-up and stabilization of Ameriton developments.

NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $2.2 million, or 1.4%, for the three months ended June 30, 2005 as compared to the same period in 2004. This net decrease in NOI was attributable to the loss of $19.1 million in NOI from the disposition of $435.3 million and $1.5 billion in operating assets, including Ameriton, for the six months ended June 30, 2005 and the twelve months ended December 31 2004, respectively. This decrease was partially offset by an increase in NOI of $0.2 million from communities classified as held for sale as of June 30, 2005 and increased NOI from our Same-Store communities as well as incremental NOI from the acquisitions and lease-ups, as described previously.

Year-to-date NOI Analysis

NOI, excluding discontinued operations, increased by $31.7 million, or 12.5%, during the six months ended June 30, 2005 as compared to the same period in 2004. Of this increase, $17.2 million was produced by our garden communities, $11.7 million by our high-rise communities and $2.9 million by Ameriton.

The $17.2 million increase in garden NOI during the six months ended June 30, 2005 as compared to 2004 was primarily attributable to garden acquisitions, including those described in the quarter-to-date NOI analysis above, and lease-ups and an increase in Same-Store sales revenue of 2.6% resulting primarily from higher rental rates. This increase was partially offset by a 3.9% increase in Same-Store expense growth, which was driven by increased personnel costs, higher costs resulting from the roll-out of new technologies and increased utilities associated with the severe winter in the Northeast. These increases were partially offset by lower insurance costs.

The $11.7 million increase in high-rise NOI during the second quarter of 2005 compared to 2004 was primarily attributable to acquisitions, including those described in the quarter-to-date NOI analysis above, and an increase in Same-Store sales revenue of 3.1% resulting primarily from higher rental rates. This increase was partially offset by an 8.4% increase in Same-Store operating expenses primarily attributable to higher personnel costs, higher costs resulting from the roll-out of new technologies, property tax reassessments in Chicago and Washington, D.C., increased utilities associated with the severe winter in the Northeast and the benefit of a $1.0 million ground lease accrual true-up in the first quarter of 2004.

The $2.9 million increase in Ameriton NOI for the six months ended June 30, 2005 as compared to 2004 was primarily attributable to acquisitions, including those described in the quarter-to-date NOI analysis above, and the ongoing lease-up and stabilization of Ameriton developments.

NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $5.4 million, or 1.8%, for the six months ended June 30, 2005 as compared to the same period in 2004. This net decrease in NOI was attributable to the loss of $37.8 million NOI from the disposition of $435.3 million and $1.5 billion in operating assets, including Ameriton, for the six months ended June 30, 2005 and the twelve months ended December 31 2004, respectively; partially offset by an increase in NOI of $0.7 million from the communities classified as held for sale as of June 30, 2005 and increased NOI from our Same-Store communities as well as incremental NOI from the acquisitions and lease-ups as described previously.

Other Income

Other income increased $1.6 million, or 31.5%, and $3.1 million, or 34.5% for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The increase is due to $1.7 million and $3.1 million of pre-tax gains from the sale of land during the three and six months ended June 30, 2005, respectively, with no comparable gains during the same periods in 2004, an increase of $2.7 million and $4.0 million in interest income on notes receivable and cash balances during the three and six months ended June 30, 2005, respectively, and the accrual of $1.2 million of anticipated insurance recoveries related to 2004 Florida hurricanes in the second quarter of 2005.

These increases were offset by the benefit of $4.2 million and $4.7 million related to the sale of CES in the three and six months ended June 30, 2004, respectively and a $1.3 million insurance recovery related to a moisture infiltration claim during the first quarter of 2004.

Depreciation Expense

Depreciation expense increased $7.4 million, or 15.6%, and $16.6 million, or 18.1% for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. This increase is primarily due to community acquisitions and newly completed developments and a higher average balance of short-lived capital items.

Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $2.0 million, or 3.7% and $5.2 million, or 4.8% for the three and six months ended June 30, 2005, respectively as compared to the same periods in 2004. These increases are principally attributable to the reasons described above partially offset by decreases associated with communities sold or classified as held for sale. Depreciation is suspended when an asset is classified as held for sale.

Interest Expense

Interest expense increased $8.6 million, or 22.8%, and $19.6 million, or 26.3%, for the three and six months ended June 30, 2005 as compared to the same periods in 2004. This increase is primarily due to a greater number of operating assets classified within discontinued operations during 2004, resulting in a $9.4 million and $19.2 million higher interest allocated to discontinued operations for the three and six months ended June 30, 2004 as compared to the same periods in 2005.

Including interest expense on properties classified within discontinued operations, there was no significant difference in interest expense for the three and six months ended June 30, 2005 as compared to the same periods in 2004. Notable differences in contributions to interest expense were additional interest on long-term debt issuances of $300 million in August of 2004 and May of 2005; offset by lower average line of credit and mortgage balances and increased capitalized interest due to more units under construction during 2005.

General and Administrative Expenses

The $1.7 million, or 13.8%, and $3.5 million, or 14.3% increase in general and administrative expenses for the three and six months ended June 30, 2005 as compared to the same period in 2004 is primarily due to higher employee related expenses.

Other Expenses

The $6.5 million increase in other expense for the three months ended June 30, 2005 as compared to the same period in 2004 is primarily due to a $4.5 million charge related to the settlement of the Fair Housing Act (FHA) and American with Disabilities Act (ADA) lawsuit and other litigation costs.

The $26.3 million increase in other expense for the six months ended June 30, 2005 as compared to the same period in 2004 is primarily due to a $17.9 million expense for early extinguishment of debt related to the payoff of $136.5 million of mortgages on currently owned properties during the first six months of 2005. Additionally, we incurred $6.5 million related to the settlement of the Fair Housing Act (FHA) and American with Disabilities Act (ADA) lawsuit and other litigation costs.

Income from Unconsolidated Entities

Income from unconsolidated entities decreased $1.6 million, or 21.2%, for the three months ended June 30, 2005 as compared to the same period in 2004, primarily due to the recognition of $3.2 million of contingent proceeds from the expiration of certain indemnifications related to the sale of Consolidated Engineering Services (“CES”) during the three months ended June 30, 2004, partially offset by the recognition of $1.3 million of insurance recoveries in the three months ended June 30, 2005 related to Florida hurricane losses sustained in 2004.

Income from unconsolidated entities increased $4.3 million, or 33.9%, for the six months ended June 30, 2005 as compared to the same period in 2004, primarily due to increased gains from the sale of joint venture operating communities, offset by the factors described above for the three months ended June 30, 2005.

Other Non-Operating Income

Other non-operating income decreased by $5.2 million for the three months ended June 30, 2005 as compared to the same period in 2004 primarily due to $4.6 million lower gains recognized on the sale of marketable equity securities for the three months ended June 30, 2005 as compared to the same period in 2004 and a $3.3 million gain on the sale of our property management business during the second quarter of 2004, partially offset by the recognition of $2.4 million additional gains from the sale of our Rent.com investment during the second quarter of 2005.

Other non-operating income increased by $8.3 million for the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to a $25.9 million gain from the sale of our Rent.com investment to eBay in 2005, partially offset by a $14.9 million higher gains on the sale of marketable equity securities and the recognition of a $3.3 million gain on the sale of our property management business in 2004.

Preferred Share Dividends

Preferred Share distributions decreased by $2.2 million and $4.4 million for the three and six months ended June 30, 2005, respectively as compared to the same periods in 2004. This decrease was primarily due to the redemption of our Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares into Common Shares in September 2004 and the early conversion of Series L Preferred Shares into Common Shares in December 2004. The decrease in Preferred Share distributions due to conversions is offset by an increase in Common Share dividends.

Discontinued Operations

The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, estimated income taxes (for Ameriton properties), debt extinguishment expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

Consistent with our capital recycling program, we have ten operating apartment communities, representing 3,868 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at June 30, 2005. Accordingly, we have classified the operating earnings from these ten properties within discontinued operations for the three and six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005, we sold nine Archstone-Smith and Ameriton operating communities. The operating results of these nine communities and the related gain/loss on sale are also included in discontinued operations for 2005 and 2004. During the twelve months ended December 31, 2004, we sold 30 Archstone-Smith and Ameriton operating communities. The operating results of these 30 communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2004.

The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Rental revenues	$ 12,322	$ 47,506	$ 27,261	$ 95,786
Rental expenses	(4,046)	(15,454)	(9,351)	(31,256)
Real estate taxes	(1,264)	(5,921)	(2,523)	(12,034)
Depreciation on real estate investments	(1,699)	(7,119)	(4,896)	(16,330)
Interest expense (1)	(3,681)	(13,057)	(7,536)	(26,688)
Estimated income taxes (Ameriton properties)	(1,453)	(166)	(6,120)	(278)
Debt extinguishment costs related to dispositions	(331)	(212)	(5,389)	(1,120)
Allocation of minority interest	(2,181)	(4,092)	(5,568)	(11,500)
Gains on disposition of taxable REIT subsidiary real estate investments, net	6,937	1,817	20,703	14,513
Gains on dispositions of REIT real estate investments, net	13,405	29,169	39,559	78,969
Earnings from discontinued apartment communities	$ 18,009	$ 32,471	$ 46,140	$ 90,062

(1) The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $3.3 million and $9.5 million for the three months ended June 30, 2005 and 2004, and $6.0 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively.

Assets held for sale as of June 30, 2005 and December 31, 2004, represented gross real estate of $400.8 million and $378.4 million with $17.6 million and $17.8 million related mortgages payable at June 30, 2005 and December 31, 2004, respectively. Additionally, of our investment in real estate at December 31, 2004, we disposed of $435.3 million of real estate and paid off related mortgages of $85.5 million during the six months ended June 30, 2005.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, the ability to produce cash gains from the disposition of real estate and ready access to the capital markets by issuing securities under our existing shelf registrations, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2005.

Operating Activities

Net cash flow provided by operating activities decreased $25.6 million, or 16.1%, for the six months ended June 30, 2005 as compared to the same period in 2004. This decrease was primarily due to a decrease in net operating income associated with $435.3 million and $1.5 billion in dispositions in the six months ended June 30, 2005 and the twelve months ended December 31, 2004, respectively. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

Net cash flows from investing activities decreased by $11.3 million, or 31.9%, for the six months ended June 30, 2005 as compared to the same period in 2004, primarily due to $134.5 million more invested in acquisitions and developments, lower proceeds from the sale of marketable equity securities during the first six months of 2005 as compared to 2004, the use of $26.9 million of restricted funds for construction, and the use of $50.6 million to fund mezzanine and other loans extended to third parties during the first six months of 2005. The decreases are partially offset by $244.5 million more cash received from disposition activity in the first six months of 2005 as compared to the same period in 2004. The disposition, acquisition and development amounts above exclude transactions funded by tax-deferred exchange proceeds.

Net cash flows from financing activities decreased by $156.2 million, or 128.5%, for the six months ended June 30, 2005 as compared to the same period in 2004, due to $207.0 million used to repay mortgage debt and $225.8 million used to pay down the line of credit during the six months ended June 30, 2005 compared to the same period in 2004. Additionally, $19.5 million was used during 2005 to repurchase Series E and G perpetual preferred units and we had $31.3 million fewer proceeds from new mortgages during 2005 as compared to 2004. These decreases were partially offset by the net proceeds from $300 million of long-term debt issued in May of 2005 and $28.9 million less used to repurchase common shares and preferred shares and units and $21.7 million less in long-term unsecured debt payments during the first six months of 2005 as compared to 2004.

Significant non-cash investing and financing activities for the six months ended June 30, 2005 and 2004 consisted of the following:

•	Issued $41.7 and $10.8 million of A-1 Common Units as partial consideration for acquired properties during the six months ended June 30, 2005 and 2004, respectively;
•	Issued $4.5 million of Common Shares as partial consideration for real estate during the first quarter of 2004;
•	Redeemed $3.1 million and $34.1 million A-1 Common Units for Common Shares during the six months ended June 30, 2005 and 2004, respectively; and,
•	Assumed mortgage debt of $74.9 million during the first quarter of 2004.

Scheduled Debt Maturities and Interest Payment Requirements

We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year which would impact our financial flexibility. We have $242.4 million in scheduled maturities during 2005, and $284.7 million and $540.4 million of long-term debt maturing during 2006 and 2007, respectively.

At August 1, 2005, we had $242.4 million of liquidity, including cash, restricted cash in tax-deferred escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 3.14%, 6.15% and 5.25%, respectively, during the six months ended June 30, 2005. These rates give effect to the impact of interest rate swaps and caps, as applicable.

We were in compliance with all financial covenants pertaining to our debt instruments during the period ended June 30, 2005.

Shareholder Dividend Requirements

Based on anticipated distribution levels for 2005 and the number of shares and units outstanding as of June 30, 2005, we anticipate that we will pay distributions and dividends of $390.5 million in the aggregate during the year ended December 31, 2005, which includes $0.3 million of distributions for the Series E Preferred Units and Series G Preferred Units that were redeemed during the first quarter of 2005. This amount represents distributions and dividends on our Common shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.

Planned Investments

Following is a summary of planned investments as of June 30, 2005, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

		Planned Investments
	Units	Discretionary	Committed
Communities under redevelopment	634	$ 3,851	$ 22,128
Communities under construction	4,651	-	540,877
Communities In Planning and owned	3,646	548,159	-
Communities In Planning and Under Control	253	25,027	-
Community acquisitions under contract	874	327,100	-
Total	10,058	$ 904,137	$ 563,005

In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.

We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2007. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

On July 29, 2005, we closed the first round of apartment community acquisitions from various partnerships of Oakwood Worldwide, comprising 25 communities, 8,228 units, and a total expected investment of $1.1 billion. We funded this initial tranche of the acquisition with a combination of operating partnership units, assumed mortgage debt and cash. Operating partnership units represented $319 million, or 8.9 million units, of the total. In addition, we assumed $372 million of mortgage debt, which has an all-in rate of approximately 5.1%. The cash component of the transaction was $438 million, with $195 million used to pay off of existing Oakwood mortgage debt. In total, we expect to acquire 36 communities from Oakwood; with the remaining communities, representing 4,548 units and a total expected investment of $412.0 million, anticipated to close later this year or during 2006.

Funding Sources

We anticipate that net cash flow from operating activities and gains on dispositions during 2005 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $178.9 million in available capacity on our unsecured credit facilities and $63.5 million in cash in tax-deferred exchange escrow at August 1, 2005.

In April 2005, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $300 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in May 2005; subsequently, $300 million of long-term debt was issued during May of 2005 and $200 million of long-term debt was issued during July of 2005. In April 2005, Archstone-Smith filed a registration statement on Form S-3 registering 1,120,806 Common Shares to be issued upon redemption of certain A-1 Common Units. This registration statement was declared effective in May 2005. Collectively, Archstone-Smith and the Operating Trust have $1.0 billion available in shelf registration debt and equity securities.

Other Contingencies and Hedging Activities

During 2004, we incurred losses associated with multiple hurricanes in Florida. As a result of this damage, in 2004, we recorded estimated losses of $4.8 million for both wholly owned and our share of unconsolidated apartment communities. During the first quarter of 2005, we increased our share of the reserve for our unconsolidated apartment communities by $0.7 million. Based on currently available information from our insurance adjustors during the second quarter of 2005, we accrued an estimated insurance recovery of $2.5 million, $1.3 million of which related to our share of unconsolidated apartment communities.

During the second quarter of 2005, we entered into a full and final settlement of litigation with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act (FHA) and Americans with Disabilities Act (ADA). The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company's communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA. We agreed to pay damages totaling $1.4 million, which include legal fees and costs incurred by the plaintiffs. In addition to the settlement, we incurred $1.0 million for legal and consulting fees during the first six months of 2005 related to this lawsuit and have accrued an estimate of $1.6 million for legal, consulting and other expenses, most of which are expected to be incurred during the remainder of 2005.

The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years, and also provides that we are not restricted from selling any of our communities during the remediation period.

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

Off Balance Sheet Arrangements

Our real estate investments in entities that do not qualify as a variable interest entity and are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at June 30, 2005, aggregated $124.6 million.

Contractual Commitments

The following is a summary of significant changes in contractual commitments for the six months ended June 30, 2005:

•

We issued $300 million and $200 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.4% and 5.26% from its shelf registration statement during May and July of 2005, respectively.

•	We redeemed $200 million of long-term unsecured ten-year senior notes with a coupon rate of 8.2% and an effective interest rate of 8.4% during July of 2005.

•

We guaranteed $175.0 million of the outstanding mortgage debt during July, 2005 and are committed to guarantee another $93.5 million upon funding of additional debt in connection with one of our unconsolidated joint ventures.

•

During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act (FHA) and Americans with Disabilities Act (ADA). The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years.

•	Please reference Planned Investments for a summary of amounts committed for investing activities.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were, to the best of their knowledge, effective as of June 30, 2005, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2005, there were no significant changes in the Trust’s internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Equal Rights Center, et al. v. Archstone-Smith Trust, et al., was settled on June 8, 2005. We entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act (FHA) and Americans with Disabilities Act (ADA). The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company's communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which include legal fees and costs incurred by the plaintiffs. In addition to the settlement, we incurred $1.0 million for legal and consulting fees during the first six months of 2005 related to this lawsuit and have accrued an estimate of $1.6 million for legal, consulting and other expenses that are expected to be incurred during the remainder of 2005

We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our Common Shares during the three months ended June 30, 2005 (amounts in thousands):

Period	Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Plan
4/1/05 – 4/30/05	437	$ 34.40	(2)	437	$ 132,137	(1)
5/1/05 – 5/31/05	-	-		-	132,137
6/1/05 – 6/30/05	-	-		-	132,137
Total	437			437

(1) On April 22, 2004, the Board increased the total authorized for share repurchases to $255 million.

(2)	Represents a per share price of $34.36, plus commissions.

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

(Principal Financial Officer)

BY:      /s/ MARK A. SCHUMACHER

Mark A. Schumacher

Senior Vice-President and Chief Accounting Officer

(Principal Accounting Officer)

Date: August 5, 2005

Item 6. Exhibits

(a)	Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Independent Registered Public Accounting Firm Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 12.1

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2005 (1)	2004 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)
Earnings from operations	$ 38,774	$ 70,028	$ 122,577	$ 122,050	$ 126,934	$ 105,659	$ 118,075
Add:
Interest expense	93,826	74,265	160,244	137,449	138,993	71,950	92,353
Earnings as adjusted	$ 132,600	$ 144,293	$ 282,821	$ 259,499	$ 265,927	$ 177,609	$ 210,428

Fixed charges:
Interest expense	$ 93,826	$ 74,265	$ 160,244	$ 137,449	$ 138,993	$ 71,950	$ 92,353
Capitalized interest	17,482	11,347	23,572	26,854	32,377	29,186	37,079
Total fixed charges	$ 111,308	$ 85,612	$ 183,816	$ 164,303	$ 171,370	$ 101,136	$ 129,432

Ratio of earnings to fixed charges	1.2	1.7	1.5	1.6	1.6	1.8	1.6

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 12.2

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

AND PREFERRED SHARE DIVIDENDS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2005 (1)	2004 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)
Earnings from operations	$ 38,774	$ 70,028	$ 122,577	$ 122,050	$ 126,934	$ 105,659	$ 118,075
Add:
Interest expense	93,826	74,265	160,244	137,449	138,993	71,950	92,353
Earnings as adjusted	$ 132,600	$ 144,293	$ 282,821	$ 259,499	$ 265,927	$ 177,609	$ 210,428

Combined fixed charges and Preferred Share dividends:
Interest expense	$ 93,826	$ 74,265	$ 160,244	$ 137,449	$ 138,993	$ 71,950	$ 92,353
Capitalized interest	17,482	11,347	23,572	26,854	32,377	29,186	37,079
Total fixed charges	111,308	85,612	183,816	164,303	171,370	101,136	129,432
Preferred Share dividends	1,915	6,274	10,892	20,997	32,185	25,877	25,340
Combined fixed charges and Preferred Share dividends	$ 113,223	$ 91,886	$ 194,708	$ 185,300	$ 203,555	$ 127,013	$ 154,772
Ratio of earnings to combined fixed charges and Preferred Share dividends	1.2	1.6	1.5	1.4	1.3	1.4	1.4

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 15.1

The Board of Trustees

Archstone-Smith Trust:

Re: Registration Statements Nos. 333-114358 (Form S-3), 333-114632 (Form S-3), 333-114770 (Form S-3), 333-72550 (Form S-8), 333-72506 (Form S-8), 333-60817-99 (Form S-8), 333-60815-99 (Form S-8), 333-31033-99 (Form S-8), 333-31031-99 (Form S-8), 333-43723-99 (Form S-8), 333-89160 (Form S-3), and 333-124162 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated August 5, 2005, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

Denver, Colorado

August 5, 2005

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function);

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

BY:      /s/ R. SCOT SELLERS

R. Scot Sellers

Chairman and

Chief Executive Officer

Date: August 5, 2005

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function);

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

BY:      /s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr.

Chief Financial Officer

(Principal Financial Officer)

Date: August 5, 2005

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended June 30, 2005 which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date:	August 5, 2005

/s/ R. SCOT SELLERS

R. Scot Sellers, Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Financial Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended June 30, 2005 which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date:	August 5, 2005

/s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr., Chief Financial Officer