Form 10-Q
period 2005-09-30
ARCHSTONE SMITH TRUST
filed 2005-11-07
CIK 1156826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     At November 2, 2005, there were approximately 211,990,000 of the Registrant’s Common Shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Archstone-Smith Trust
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate	$10,431,341	$8,482,741
Real estate — held for sale	755,437	738,297
Less accumulated depreciation	(878,592)	(763,542)

	10,308,186	8,457,496
Investments in and advances to unconsolidated entities	121,363	111,481

Net investments	10,429,549	8,568,977
Cash and cash equivalents	13,318	203,255
Restricted cash in tax-deferred exchange escrow	64,580	120,095
Other assets	273,184	173,717

Total assets	$10,780,631	$9,066,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unsecured credit facilities	$206,007	$19,000
Long-term unsecured debt	2,365,613	2,099,132
Mortgages payable	2,312,869	1,931,223
Mortgages payable — held for sale	99,979	100,282
Accounts payable	59,019	52,052
Accrued expenses and other liabilities	256,057	273,079

Total liabilities	5,299,544	4,474,768

Minority interest	747,739	498,098

Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (211,981,007 shares in 2005 and 199,577,459 shares in 2004)	2,120	1,996
Additional paid-in capital	4,640,299	4,026,113
Accumulated other comprehensive loss	(2,033)	(4,425)
Retained earnings	42,962	19,494

Total shareholders’ equity	4,733,348	4,093,178

Total liabilities and shareholders’ equity	$10,780,631	$9,066,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental revenues	$239,012	$187,546	$647,705	$540,593
Other income	25,840	4,930	37,815	13,836

	264,852	192,476	685,520	554,429

Expenses:
Rental expenses	57,646	49,089	160,938	135,019
Real estate taxes	22,426	16,289	62,685	49,370
Depreciation on real estate investments	58,262	44,502	157,683	127,297
Interest expense	51,361	36,623	137,653	103,239
General and administrative expenses	13,600	12,898	41,644	37,423
Other expenses	4,148	5,356	33,271	8,772

	207,443	164,757	593,874	461,120

Earnings from operations	57,409	27,719	91,646	93,309
Minority interest	(7,487)	(5,715)	(16,403)	(18,062)
Equity in earnings from unconsolidated entities	1,839	5,485	18,750	18,115
Other non-operating income	72	7,701	28,855	28,162

Earnings before discontinued operations	51,833	35,190	122,848	121,524
Earnings from discontinued apartment communities	111,890	105,920	163,640	199,835

Net earnings	163,723	141,110	286,488	321,359
Preferred share dividends	(958)	(3,661)	(2,873)	(9,935)

Net earnings attributable to Common Shares — Basic	$162,765	$137,449	$283,615	$311,424

Weighted average Common Shares outstanding — Basic	202,511	195,777	200,601	195,298

Weighted average Common Shares outstanding — Diluted	203,713	199,334	201,626	198,751

Earnings per Common Share — Basic:
Earnings before discontinued operations	$0.25	$0.16	$0.60	$0.57
Discontinued operations, net	0.55	0.54	0.81	1.02

Net earnings	$0.80	$0.70	$1.41	$1.59

Earnings per Common Share — Diluted:
Earnings before discontinued operations	$0.25	$0.16	$0.60	$0.57
Discontinued operations, net	0.55	0.54	0.81	1.01

Net earnings	$0.80	$0.70	$1.41	$1.58

Dividends paid per Common Share	$0.4325	$0.43	$1.2975	$1.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust
Condensed Consolidated Statement of Shareholders’
Equity and Comprehensive Income/(Loss)
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

	Perpetual
	Preferred
	Shares at			Accumulated
	Aggregate	Common		Other
	Liquidation	Shares at	Additional Paid-in	Comprehensive	Retained
	Preference	Par Value	Capital	Income/(Loss)	Earnings	Total

Balances at December 31, 2004	$50,000	$1,996	$4,026,113	$(4,425)	$19,494	$4,093,178

Comprehensive income:

Net earnings	-	-	-	-	286,488	286,488
Change in fair value of cash flow hedges	-	-	-	3,766	-	3,766
Change in fair value of marketable securities	-	-	-	(1,374)	-	(1,374)

Comprehensive income attributable to Common Shares						288,880

Preferred Share dividends	-	-	-	-	(2,873)	(2,873)
Common Share dividends	-	-	-	-	(260,147)	(260,147)
Common Units converted into Common Shares	-	2	5,545	-	-	5,547
Common Share repurchases	-	(16)	(56,479)	-	-	(56,495)
Issuance of Common Shares under Compensation Plans	-	17	46,241	-	-	46,258
Issuance of Common Shares	-	121	491,319	-	-	491,440
Other, net (primarily Minority Interest Revaluation)	-	-	127,560	-	-	127,560

Balances at September 30, 2005	$50,000	$2,120	$4,640,299	$(2,033)	$42,962	$4,733,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net earnings	$286,488	$321,359
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	174,742	172,172
Gains on dispositions of depreciated real estate, net	(194,652)	(226,296)
Gains on sale of marketable equity securities and property management business	(27,948)	(28,162)
Minority interest	37,751	42,837
Equity in earnings from unconsolidated entities	(18,750)	(18,115)
Change in other assets	(22,677)	(586)
Change in accounts payable, accrued expenses and other liabilities	22,721	13,133
Other, net	(5,807)	(6,087)

Net cash flow provided by operating activities	251,868	270,255

Investing activities:
Real estate investments, net	(1,599,629)	(1,164,522)
Change in investments in unconsolidated entities, net	23,488	16,508
Proceeds from dispositions, net of closing costs	810,309	1,163,277
Change in restricted cash	55,515	97,563
Change in notes receivable, net	(41,826)	217
Other, net	162	125,232

Net cash flow provided by (used in) investing activities	(751,981)	238,275

Financing activities:
Payments on Long-Term Unsecured Debt	(231,250)	(52,950)
Proceeds from Long-Term Unsecured Debt, net	495,724	297,052
Proceeds/Repayments from unsecured credit facilities, net	187,007	(103,790)
Principal prepayment of mortgages payable, including prepayment penalties	(263,457)	(78,285)
Regularly scheduled principal payments on mortgages payable	(9,392)	(9,003)
Proceeds from mortgage notes payable	655	44,241
Proceeds from issuance of Common Shares, net	491,440	-
Proceeds from Common Shares issued under employee stock options	33,275	35,795
Repurchase of Common Shares	(56,495)	(137,442)
Repurchase of Series E and G Perpetual Preferred Units	(19,522)	(32,090)
Cash dividends paid on Common Shares	(260,147)	(253,933)
Cash dividends paid on Preferred Shares	(2,873)	(8,208)
Cash distributions paid to minority interests	(52,421)	(36,055)
Other, net	(2,368)	550

Net cash flow provided by (used in) financing activities	310,176	(334,118)

Net change in cash and cash equivalents	(189,937)	174,412
Cash and cash equivalents at beginning of period	203,255	5,230

Cash and cash equivalents at end of period	$13,318	$179,642

Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$400,749	$10,788
N-1 and N-2 Convertible Redeemable Units issued in exchange for real estate	250	-
Conversion of Series K and Series L Preferred Shares into Common Shares	-	50,000
Common Shares issued in exchange for real estate	-	4,502
Common Units converted to Common Shares	5,547	46,920
Assumption of mortgages payable upon purchase of apartment communities	654,727	113,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)
(1) Description of the Business and Summary of Significant Accounting Policies
   Business
     Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 86.2% the Operating Trust’s outstanding common units; the remaining 13.8% is owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by very expensive single-family home prices, limited land on which to build new housing and a strong, diversified economic base with employment growth potential.
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
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.
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
   Loss Contingencies
     We accrue for loss contingencies when it is probable that a loss will be incurred and that loss can be reasonably estimated consistent with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies.” We also record insurance recoveries up to the amount of the actual loss contingency when the insurance recovery is both probable and can be reasonably estimated. When litigation is involved in securing recoveries, the recovery is not recorded until all contingencies are resolved.
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
     We primarily incur income taxes through our consolidated taxable REIT subsidiary called Ameriton. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Total income tax expense recorded for the nine months ended September 30, 2005 and 2004 was $17.4 million and $19.2 million, respectively.
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
   Stock-Based Compensation
     As of September 30, 2005, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During 2005, we granted approximately 325,000 Restricted Share Units and 513,000 stock options. During 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2005	2004	2005	2004
Net earnings attributable to Common Shares — Basic	$162,765	$137,449	$283,615	$311,424
Add: Stock-based employee compensation expense included in reported net earnings	191	65	590	194
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(317)	(477)	(1,008)	(1,427)

Pro forma net earnings attributable to Common Shares — Basic	$162,639	$137,037	$283,197	$310,191

Net earnings per Common Share:
Basic — as reported	$0.80	$0.70	$1.41	$1.59

Basic — pro forma	$0.80	$0.70	$1.41	$1.59

Diluted — as reported	$0.80	$0.70	$1.41	$1.58

Diluted — pro forma	$0.80	$0.69	$1.41	$1.58

     The following table reflects the assumptions used to value the options awarded in January 2005 and January 2004, respectively:

	2005 Option	2004 Option
	Assumptions	Assumptions
Weighted average risk-free interest rate	3.77%	3.48%
Weighted average dividend yield	5.63%	6.92%
Weighted average volatility	21.97%	15.33%
Weighted average expected option life	5.0 years	5.0 years
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Our accumulated other comprehensive income/(loss) for the nine months ended September 30, 2005 was as follows (in thousands):

	Net
	Unrealized		Accumulated
	Gains on		Other
	Marketable	Cash Flow	Comprehensive
	Securities	Hedges	Income/(Loss)
Balance at December 31, 2004	$1,398	$(5,823)	$(4,425)
Change in fair value of cash flow hedges	-	3,010	3,010
Fair value of long-term debt hedge	-	756	756
Mark to market for marketable equity securities	705	-	705
Reclassification adjustments for realized net gains	(2,079)	-	(2,079)

Balance at September 30, 2005	$24	$(2,057)	$(2,033)

   Per Share Data
     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares — Basic	$162,765	$137,449	$283,615	$311,424
Dividends on Convertible Preferred Shares	-	1,061	-	3,269
Minority interest — convertible operating partnership units	125	150	166	242

Net earnings attributable to Common Shares — Diluted	$162,890	$138,660	$283,781	$314,935

Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding — Basic	202,511	195,777	200,601	195,298
Assumed conversion of Convertible Preferred Shares into Common Shares	-	2,439	-	2,535
Assumed exercise of options	1,202	1,118	1,025	918

Weighted average number of Common Shares outstanding — Diluted	203,713	199,334	201,626	198,751

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (EITF No. 04-5) This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. Although we have yet to complete our analysis, we do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.
(2) Real Estate
     Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	September 30, 2005		December 31, 2004
	Investment	Units (1)	Investment	Units (1)
REIT Apartment Communities:
Operating communities	$9,998,255	68,053	$8,018,658	58,486
Communities under construction	516,537	2,754	499,239	3,237
Development communities In Planning	23,221	585	51,822	1,251

Total REIT apartment communities	10,538,013	71,392	8,569,719	62,974
Ameriton(2)	580,605	6,784	581,910	6,791
Other real estate assets(3)	68,160	-	69,409	-

Total real estate	$11,186,778	78,176	$9,221,038	69,765

(1)	Unit information is based on management’s estimates and has not been reviewed by our Independent Registered Public Accounting Firm.

(2)	Ameriton’s investment as of September 30, 2005 and December 31, 2004 for development communities Under Control was $1.0 million (336 units) and $1.5 million (593 units), respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.

(3)	Includes land that is not In Planning and other real estate assets.
The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2004	$9,221,038
Acquisition-related expenditures	2,262,469
Redevelopment expenditures	39,815
Recurring capital expenditures	31,045
Development expenditures, excluding land acquisitions	247,120
Acquisition and improvement of land for development	752
Dispositions	(675,706)

Net apartment community activity	1,905,495
Change in other real estate assets	60,245

Balance at September 30, 2005	$11,186,778

     At September 30, 2005 we had unfunded contractual commitments related to real estate investment activities aggregating approximately $727.3 million, of which $702.6 million related to communities under construction. The purchase price of an asset owned jointly between Archstone-Smith and Ameriton was allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land values and lease intangibles.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(3) Oakwood Asset Acquisition
     During the third quarter of 2005, we acquired 28 communities, comprising 9,423 units, for a total purchase price of $1.3 billion from Oakwood Worldwide. We expect to acquire nine additional communities from Oakwood later this year and during 2006. We funded the third quarter acquisitions with a combination of $359.1 million (9,972,744 Units) of Operating Partnership Units, $250,000 (1,000 Units) of Convertible Redeemable Preferred Units, $464.4 million of assumed mortgage debt and cash. The purchase price of the assets was allocated to land, buildings and other assets based on preliminary estimates and are subject to change as we obtain more complete information regarding land values and lease intangibles.
     Thirteen of the communities acquired and one community we previously owned and operated were leased back to an affiliate of Oakwood Worldwide under master lease agreements (the “Oakwood Master Leases”) with seven year terms, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one year anniversary of the acquisition. The aggregate annualized contractual base rent due under these leases is $62.1 million in the first year and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average same-store net operating income growth for certain other specified properties. We are responsible for payment of real estate taxes, insurance and certain capital expenditures. We manage the retail portion of each community, if applicable. The real estate cost and net book value associated with the communities subject to the Oakwood Master Leases aggregated $915.5 million and $909.3 million, respectively, as of September 30, 2005. Approximately 6% of our annualized total rental revenue is expected to be derived from the Oakwood Master Leases.
(4) Discontinued Operations
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
     Consistent with our capital recycling program, we have 24 operating apartment communities, representing 8,355 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at September 30, 2005. Accordingly, we have classified the operating earnings from these 24 properties within discontinued operations for the three and nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and year ended December 31, 2004, we sold 16 and 30 operating communities, respectively, including communities sold by Ameriton. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental revenues	$25,498	$57,235	$90,357	$189,500
Rental expenses	(8,125)	(20,089)	(29,445)	(62,895)
Real estate taxes	(3,195)	(6,690)	(10,739)	(23,674)
Depreciation on real estate investments	(2,975)	(11,196)	(17,059)	(36,710)
Interest expense (1)	(5,462)	(16,942)	(20,532)	(51,279)
Estimated income taxes (Ameriton properties)	(11,388)	(16,521)	(16,982)	(15,507)
Debt extinguishment costs related to dispositions	-	-	(5,264)	(1,120)
Allocation of minority interest	(16,853)	(12,690)	(21,348)	(24,775)
Gains on disposition of taxable REIT subsidiary real estate investments, net	39,847	55,417	60,550	69,930
Gains on dispositions of REIT real estate investments, net	94,543	77,396	134,102	156,365

Earnings from discontinued apartment communities	$111,890	$105,920	$163,640	$199,835

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $3.9 million and $12.2 million for the three months ended September 30, 2005 and 2004, and $14.6 million and $36.6 million for the nine months ended September 30, 2005 and 2004, respectively.
(5) Investments in and Advances to Unconsolidated Entities
Real Estate Joint Ventures
     We have investments in entities that we account for using the equity method. At September 30, 2005, the investment balance consisted of $90.4 million in Archstone-Smith joint ventures and $31.0 million in Ameriton joint ventures. At December 31, 2004, the investment balance consisted of $74.1 million in Archstone-Smith joint ventures and $37.4 million in Ameriton joint ventures. Archstone-Smith and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at September 30, 2005 was 39.9%.
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	September 30,	December 31,
	2005	2004
Assets:
Real estate	$1,080,305	$1,115,563
Other assets	192,334	52,394

Total assets	$1,272,639	$1,167,957

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$2,299	$4,124
Mortgages payable(1)	881,071	777,924
Other liabilities	40,678	24,254

Total liabilities	924,048	806,302

Owners’ equity	348,591	361,655

Total liabilities and owners’ equity	$1,272,639	$1,167,957

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(1)	Archstone-Smith guarantees $192.2 million of the outstanding debt balance as of September 30, 2005 and is committed to guarantee another $93.5 million upon funding of additional debt.
     Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Archstone-Smith Joint Ventures Revenues	$30,723	$35,424	$96,875	$106,260
Net Earnings(1)	9,547	22,105	36,279	32,203
Ameriton Joint Ventures Revenues	$793	$1,214	$3,056	$4,534
Net Earnings(2)	(595)	(166)	11,339	6,994
Total Revenues	$31,516	$36,638	$99,931	$110,794

Net Earnings	$8,952	$21,939	$47,618	$39,197

(1)	Includes gains associated with the disposition of Archstone-Smith Joint Ventures assets of $9.5 million and $25.9 million for the three months ended September 30, 2005 and 2004, respectively, and $31.5 million and $33.9 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint ventures assets. There were no gains during the three months ended September 30, 2005 and 2004, and $13.2 million and $7.0 million for the nine months ended September 30, 2005 and 2004, respectively.
(6) Mezzanine Notes Receivable
     During the nine months ended September 30, 2005, we entered into seven mezzanine note agreements as a lender to third parties to fund certain real estate projects. As of September 30, 2005 and December 31, 2004, we had a total of $50.2 million and $8.7 million in mezzanine notes receivable, respectively and a commitment to fund an additional $23.4 million under existing agreements. Our rights to the underlying collateral in the event of default are subordinate to the primary mortgage lender. During the three and nine months ended September 30, 2005, we recognized a total of $2.1 million and $4.6 million in interest income, respectively, associated with mezzanine notes receivable. There was no comparable interest income for the same periods in 2004.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(7) Borrowings
Unsecured Credit Facilities
     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	190,000	19,000
Outstanding letters of credit under this facility	21,144	13,983
Weighted average daily borrowings	159,536	81,317
Maximum borrowings outstanding during the period	580,000	375,000
Weighted average daily nominal interest rate	3.73%	1.58%
Weighted average daily effective interest rate	3.76%	2.62%
     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 2.75% to 4.18% during 2005. There were $16.0 million borrowings outstanding under the agreement at September 30, 2005 and no borrowings outstanding at December 31, 2004.
Long-Term Unsecured Debt
     A summary of our Long-Term Unsecured Debt outstanding at September 30, 2005 and December 31, 2004 follows (dollar amounts in thousands):

		Effective			Average
	Coupon	Interest	Balance at	Balance at	Remaining
Type of Debt	Rate (1)	Rate (1) (2)	September 30, 2005	December 31, 2004	Life (Years)
Long-term unsecured senior notes	5.81%	5.97%	$2,288,125	$2,019,607	6.1
Unsecured tax-exempt bonds	2.88%	3.14%	77,488	79,525	17.9

Total/average	5.72%	5.89%	$2,365,613	$2,099,132	6.5

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
     During May 2005, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.4% from its shelf registration statement. During July 2005, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.26% from its shelf registration statement; the notes were issued under a re-opening of the long-term unsecured ten-year senior notes issued in May 2005.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The Operating Trust redeemed $200 million of long-term unsecured ten-year senior notes with a coupon rate of 8.2% and an effective interest rate of 8.4% when they matured in July 2005.
Mortgages payable
     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at (1)
			Effective Interest
	September 30, 2005	December 31, 2004	Rate (2)
Secured floating rate debt:
Tax-exempt debt	$706,910	$508,923	3.2%
Construction loans	-	40,868	N/A
Conventional mortgages	52,705	21,705	3.4%

Total Floating	759,615	571,496	3.2%
Secured fixed rate debt:
Conventional mortgages	1,633,571	1,439,558	6.3%
Other secured debt	19,662	20,451	5.0%

Total Fixed	1,653,233	1,460,009	6.3%

Total debt outstanding at end of period	$2,412,848	$2,031,505	5.2%

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $67.4 million and $48.4 million at September 30, 2005 and December 31, 2004 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.
     The change in mortgages payable during the nine months ended September 30, 2005 consisted of the following (in thousands):

Balance at December 31, 2004	$2,031,505
Mortgage assumptions related to property acquisitions	654,727
Regularly scheduled principal amortization	(9,392)
Prepayments, final maturities and other(1)	(264,647)
Proceeds from mortgage notes payable	655

Balance at September 30, 2005	$2,412,848

(1)	We incurred $23.3 million of debt extinguishment costs in connection with these mortgage prepayments.
Other
     The book value of total assets pledged as collateral for mortgage loans and other obligations at September 30, 2005 and December 31, 2004 is $4.7 billion and $3.8 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and nine months ended September 30, 2005.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The total interest paid on all outstanding debt was $83.2 million and $75.4 million for three months ended September 30, 2005 and 2004, respectively and $203.3 million and $189.7 million for the nine months ended September 30, 2005 and 2004, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $9.9 million and $5.8 million during the three months ended September 30, 2005 and 2004, respectively and $27.3 million and $17.1 million during the nine months ended September 30, 2005 and 2004, respectively.
(8) Minority Interest
     Minority interest consisted of Common Units at September 30, 2005. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2004	$498,098
Common Unit conversions	(5,547)
Unitholders’ share of net earnings	37,751
Common Units issued for real estate	400,499
N-1 and N-2 Units issued for real estate (1)	250
Minority interest distributions	(30,722)
Series E & G Redemptions (2)	(19,522)
Other (includes Common Unit revaluation)	(133,068)

Balance at September 30, 2005	$747,739

(1)	300 N-1 and 700 N-2 Convertible Redeemable Preferred Units were issued as partial consideration for land acquired in one of the Oakwood acquisitions. If certain entitlements related to the land are obtained, the N-1 and N-2 units have the potential to convert to Common Units at a rate of $70,000 and $30,000, respectively, per entitled apartment unit. As of September 30, 2005, no entitlements have been obtained.

(2)	200,000 Series E Preferred Units were redeemed in February 2005 and 600,000 Series G Preferred Units were redeemed in March 2005.
Operating Trust Units
     We owned 86.2% and 89.1% of the Operating Trust’s outstanding Common Units at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, approximately 271,000 Common Units were converted into Common Shares.
(9) Distributions to Shareholders
     The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, June 30 and September 30, 2005 and the annualized dividend we expect to pay for 2005:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share
Common Shares	$0.4325	$1.73
Series I Perpetual Preferred Shares (1)	1,915	7,660

(1)	Series I Preferred Shares have a par value of $100,000 per share.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(10) Segment Data
     We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other GAAP criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. Additionally, we have defined the activity from Ameriton as an individual operating segment as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe same-store NOI is a valuable means of comparing year-to-year property performance.
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$103,527	$99,751	$299,920	$290,980
High-rise properties	72,852	69,792	202,102	195,475
Non Same-Store:
Garden communities	34,275	10,159	71,305	25,861
High-rise properties	18,890	2,202	51,860	15,219
Ameriton(1)	8,203	4,602	19,825	10,480
Other non-reportable operating segment revenues	1,265	1,040	2,693	2,578

Total segment and consolidated rental revenues	$239,012	$187,546	$647,705	$540,593

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$70,573	$67,155	$202,023	$195,695
High-rise properties	48,505	45,476	131,462	129,100
Non Same-Store:
Garden communities	22,780	5,870	46,181	15,227
High-rise properties	11,856	1,087	32,299	9,559
Ameriton(1)	4,053	1,667	9,701	4,390
Other non-reportable operating segment NOI	1,173	913	2,416	2,233

Total segment NOI	158,940	122,168	424,082	356,204

Reconciling items:
Other income	25,840	4,930	37,815	13,836
Depreciation on real estate investments	(58,262)	(44,502)	(157,683)	(127,297)
Interest expense	(51,361)	(36,623)	(137,653)	(103,239)
General and administrative expenses	(13,600)	(12,898)	(41,644)	(37,423)
Other expenses	(4,148)	(5,356)	(33,271)	(8,772)

Consolidated earnings from operations	$57,409	$27,719	$91,646	$93,309

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During the nine months ended September 30, 2005 and 2004, pre-tax gains from the disposition of Ameriton real estate were $60.6 million and $60.8 million, respectively. Additionally, Ameriton had gains of $13.2 million and $7.0 million during the nine months ended September 30, 2005 and 2004, respectively from the sale of unconsolidated joint venture assets. These gains are classified within income from unconsolidated entities. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	September 30,	December 31,
	2005	2004
Reportable operating communities segment assets:
Same-Store:
Garden communities	$2,780,185	$2,819,340
High-rise properties	2,372,832	2,391,736
Non Same-Store:
Garden communities	2,417,044	1,136,335
High-rise properties	1,532,544	894,794
Ameriton	490,210	523,281
Other non-reportable operating segment assets	92,129	72,172

Total segment assets	9,684,944	7,837,658
Real estate held for sale, net	623,242	619,838

Total segment assets	10,308,186	8,457,496

Reconciling items:
Investment in and advances to unconsolidated entities	121,363	111,481
Cash and cash equivalents	13,318	203,255
Restricted cash in tax-deferred exchange escrow	64,580	120,095
Other assets	273,184	173,717

Consolidated total assets	$10,780,631	$9,066,044

     Total capital expenditures for garden communities included in continuing operations were $24.9 million and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively. Total capital expenditures for high-rise properties included in continuing operations were $42.4 million and $21.1 million for the nine months ended September 30, 2005 and 2004, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.8 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.
(11) Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act (“FHA”) and Americans with Disabilities Act (“ADA”). The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which include legal fees and costs incurred by the plaintiffs. In addition to the settlement, we incurred $2.4 million for legal fees during the first nine months of 2005 related to this lawsuit, both of which were accrued as part of an overall estimate of $4.0 million for legal and other expenses expected to be incurred during 2005 and 2006.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Our third quarter results include a total net positive impact of $16.7 million, or $0.07 per share of earnings, resulting from all insurance recoveries and costs related to litigation settlements. The insurance recoveries related to moisture infiltration and mold litigation totaled $18.7 million. We also received $2.6 million in cost reimbursements for expenses related to the FHA and ADA lawsuit, which we settled in the second quarter of 2005. The recoveries were booked in the third quarter as other income, as they were initially expensed. This income was offset by $4.6 million of legal expenses and litigation settlement costs. We anticipate finalizing negotiations and recognizing additional insurance recoveries during the fourth quarter of 2005.
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
     During June 2005, we entered into two forward-starting swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt, which was ultimately issued in July 2005. The $587,000 benefit associated with these cash flow hedges is included in comprehensive income and is being amortized over the term of the underlying debt as a reduction to interest expense.
     During the nine months ended September 30, 2005 and 2004 we recorded an increase/(decrease) to interest expense of $(128,000) and $71,000, respectively, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs under the accounting standards.
(13) Subsequent Events
     During October 2005, we sustained damage to nine Archstone-Smith and five joint-venture communities in Southeast Florida as a result of hurricane Wilma. Due to the preliminary nature of this event, we are unable to provide an estimate of the damage incurred.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
Archstone-Smith Trust:
     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2005 and 2004, the condensed consolidated statement of shareholders’ equity and comprehensive income/(loss) for the nine-month period ended September 30, 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.
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
November 7, 2005

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
     The Company
     Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and its subsidiaries and affiliates. We are the sole trustee and own 86.2% of the Operating Trust’s common units as of September 30, 2005.
     Results of Operations
     Executive Summary
     We produced diluted net earnings per share of $0.80 for the quarter ending September 30, 2005, compared with $0.70 per share for the same period in 2004. Our earnings this quarter were higher than one year ago principally due to higher net operating income (rental revenues less rental expenses and real estate taxes) and a net positive impact from insurance recoveries related to the settlement of certain moisture infiltration and mold claims.
     Our Same-Store revenues increased 4.1% in the third quarter of 2005, representing six consecutive quarters of increasing revenue growth. Our performance continues to improve as our pricing power strengthens in our core markets. Our third quarter 2005 Same-Store performance was principally driven by the Southeast Florida, New York City metropolitan area, Southern California and Washington, D.C. metropolitan area markets, which produced third quarter Same-Store revenue growth of 9.1%, 6.5%, 4.6% and 4.6%, respectively. Additionally, our Same-Store net operating income was up 5.7% in the third quarter. Our emphasis on locations characterized by limited competition, expensive single-family home prices and strong job growth, continues to produce very strong results.
     Our third quarter 2005 results include gains from the sale of three communities by Ameriton, our wholly owned subsidiary, which contributed $27.8 million, or $0.12 per share, to third quarter earnings per share. We are in the final stages of the capital redeployment program we began in 1995; we expect to sell virtually all our non-core assets by early 2006. We believe the completion of this process will further improve the growth rate from our exceptionally well-located portfolio.

     Currently, Archstone-Smith and Ameriton have $1.4 billion of communities under construction, including the 627-unit Mosaic, Archstone-Smith’s first development in Manhattan, which broke ground during the third quarter of 2005. In addition, we continue to make excellent progress on Archstone Boston Common, formerly called Park Essex, a 420-unit, 28-story community – and the first apartment high-rise to be built in downtown Boston in 20 years. We expect pre-leasing to commence at this community in the spring of 2006.
     In the third quarter, we closed on 28 apartment community acquisitions from Oakwood Worldwide, representing 9,423 units, and a total expected investment of $1.4 billion. We expect to acquire nine additional communities representing a total expected investment of $263.0 million from Oakwood later this year and during 2006. This well located portfolio enhances our presence in many of our best-performing markets. In addition, our third quarter results include a total net positive impact of $16.7 million, or $0.07 per share of earnings, resulting from all insurance recoveries and costs related to litigation settlements. The insurance recoveries related to moisture infiltration and mold litigation totaled $18.7 million. We also received $2.6 million in cost reimbursements for expenses related to the FHA and ADA lawsuit, which we settled in the second quarter of 2005. The recoveries were booked in the third quarter as other income, as they were initially expensed. This income was offset by $4.6 million of legal expenses and litigation settlement costs. We anticipate finalizing negotiations and recognizing additional insurance recoveries during the fourth quarter of 2005.
     We will pay a dividend of $0.4325 per common share payable on November 30, 2005 to shareholders of record as of November 16, 2005. On an annualized basis, this represents a dividend of $1.73 per common share.
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
Quarter-to-Date Earnings Analysis
     Basic net earnings attributable to Common Shares increased $25.3 million, or 18.4%, for the three months ended September 30, 2005 as compared to the same period in 2004. This increase is primarily attributable to:
•	A 5.7% increase in Same-Store NOI during the third quarter of 2005 as compared to 2004;

•	Increased income from the continued lease-up of new development communities;

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $2.3 billion and $1.1 billion in total REIT and Ameriton operating asset acquisitions in the first nine months of 2005 and the twelve months ended December 31, 2004, respectively;

•	The recognition of $18.7 million of insurance recoveries related to moisture infiltration and mold litigation settlement costs associated with a previously owned community in southeast Florida;

•	The recognition of $2.6 million of insurance reimbursements for costs related to the FHA and ADA lawsuit, which we settled in the second quarter of 2005;

•	A $4.9 million expense associated with 2004 damage from hurricanes in Florida recognized in the third quarter of 2004, including our proportionate share of joint venture expenses;

•	A $2.7 million reduction in Preferred Share dividends due to the redemption of Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares in September 2004 and the early conversion of Series L Preferred Shares in December 2004. These conversions and the redemption also eliminated the impact of the related Preferred Share dividends on our fixed charge coverage ratio; and,

•	A $8.7 million reduction in real estate gains (net of tax on Ameriton gains) in 2005 as compared to 2004.
These increases were partially offset by:
•	The loss of rental revenues and a corresponding decrease in operating expenses due to $675.7 million and $1.5 billion in total REIT and Ameriton dispositions in the first nine months of 2005 and the twelve months ended December 31, 2004, respectively;

•	A $5.5 million increase in depreciation due to higher real estate balances and amortization of the value associated with in-place leases over the lease term on new acquisitions;

•	$4.6 million in legal expenses and litigation settlement costs in the third quarter of 2005;

•	$3.6 million lower equity in earnings from unconsolidated entities primarily related to disposition gains in the third quarter of 2005 as compared to 2004; and,

•	Non-operating income from the settlement of a forward contract on marketable equity securities resulting in a gain of $7.7 million in the third quarter of 2004.
Year-to-Date Earnings Analysis
     Basic net earnings attributable to Common Shares decreased $27.8 million, or 8.9%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease is primarily attributable to:
•	The loss of rental revenues and a corresponding decrease in rental expenses due to $675.7 million and $1.5 billion in total REIT and Ameriton dispositions in the first nine months of 2005 and the twelve months ended December 31, 2004, respectively;

•	Income recognition of $8.0 million related to the sale of Consolidated Engineering Services (“CES”) including contingent proceeds associated with the expiration of certain indemnifications and collection and recognition of the settlement of an ongoing CES lawsuit during the nine months ended September 30, 2004;

•	A $10.7 million increase in depreciation due to higher real estate balances and amortization of the value associated with in-place leases over the lease term on new acquisitions;

•	A $4.2 million increase in general and administrative expenses primarily due to higher employee-related expenses;

•	A $23.2 million expense for early extinguishment of debt related to the payoff of $221.9 million of mortgages during the nine months ended September 30, 2005, $5.4 million of which related to asset dispositions. The elimination of these mortgages will reduce future interest expense;

•	A $11.1 million charge related to the settlement of the FHA and ADA lawsuit, legal expenses related to insurance recoveries and other litigation costs;

•	A $3.3 million gain from the disposition of our property management business during the nine months ended September 30, 2004; and,

•	A $25.6 million reduction in real estate gains (net of tax on Ameriton gains) in 2005 as compared to 2004.
These decreases were partially offset by:
•	A 2.8% increase in Same-Store NOI during the nine months ended September 30, 2005 as compared to 2004;

•	Increased income from the continued lease-up of new development communities;

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $2.3 billion and $1.1 billion in total REIT and Ameriton operating asset acquisitions in the first nine months of 2005 and the twelve months ended December 31, 2004, respectively;

•	The recognition of $18.7 million of insurance recoveries related to moisture infiltration and mold litigation settlement costs associated with a previously owned community in southeast Florida;

•	The recognition of $2.6 million of insurance reimbursements for costs related to the FHA and ADA lawsuit, which we settled in the second quarter of 2005;

•	The accrual of $2.5 million for anticipated insurance recoveries during the nine months ended September 30, 2005 related to 2004 hurricane damage in South Florida, including our proportionate share of joint venture recoveries;

•	A $4.9 million expense associated with damage from hurricanes in Florida recognized in the third quarter of 2004, including our proportionate share of joint venture expenses; and,

•	A $7.1 million reduction in Preferred Share dividends due to the redemption of Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares in September 2004 and the early conversion of Series L Preferred Shares in December 2004. These conversions and the redemption also eliminated the impact of the related Preferred Share dividends on our fixed charge coverage ratio.

Apartment Community Operations
     We utilize NOI as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expenses and real estate taxes for each of our operating properties. NOI includes income accrued under the Oakwood Master Leases at 14 communities and the corresponding expenses related to real estate taxes and insurance. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. The following is a reconciliation of NOI to earnings from operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net operating income	$158,940	$122,168	$424,082	$356,204
Other income	25,840	4,930	37,815	13,836
Depreciation of real estate investments	(58,262)	(44,502)	(157,683)	(127,297)
Interest expense	(51,361)	(36,623)	(137,653)	(103,239)
General and administrative expenses	(13,600)	(12,898)	(41,644)	(37,423)
Other expense	(4,148)	(5,356)	(33,271)	(8,772)

Earnings from operations	$57,409	$27,719	$91,646	$93,309

     At September 30, 2005, investments in operating apartment communities comprised 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Variance	2005	2004	Variance
Rental revenues:
Garden communities	$137,802	$109,910	$27,892	$371,225	$316,841	$54,384
High-rise properties	91,742	71,994	19,748	253,962	210,694	43,268
Ameriton	8,203	4,602	3,601	19,825	10,480	9,345
Non-multifamily	1,265	1,040	225	2,693	2,578	115

Total revenues	239,012	187,546	51,466	647,705	540,593	107,112

Operating expenses (rental expenses and real estate taxes):
Garden communities	44,449	36,885	(7,564)	123,021	105,919	(17,102)
High-rise properties	31,381	25,431	(5,950)	90,201	72,035	(18,166)
Ameriton	4,150	2,935	(1,215)	10,124	6,090	(4,034)
Non-multifamily	92	127	35	277	345	68

Total operating expenses	80,072	65,378	(14,694)	223,623	184,389	(39,234)

Net operating income:
Garden communities	93,353	73,025	20,328	248,204	210,922	37,282
High-rise properties	60,361	46,563	13,798	163,761	138,659	25,102
Ameriton	4,053	1,667	2,386	9,701	4,390	5,311
Non-multifamily	1,173	913	260	2,416	2,233	183

Total net operating income	158,940	122,168	36,772	424,082	356,204	67,878

NOI classified as discontinued operations	14,178	30,456	(16,278)	50,173	102,931	(52,758)

NOI including discontinued operations	$173,118	$152,624	$20,494	$474,255	$459,135	$15,120

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Variance	2005	2004	Variance
Margin (NOI/rental revenues) (1):
Garden communities	67.7%	66.4%	1.3%	66.9%	66.6%	0.3%
High-rise properties	65.8%	64.7%	1.1%	64.5%	65.8%	(1.3%)

Average occupancy during period (2):
Garden communities	95.6%	94.5%	1.1%	94.9%	94.9%	0.0%
High-rise properties	94.1%	95.1%	(1.0%)	93.9%	95.2%	(1.3%)

(1)	Does not include communities classified as discontinued operations.

(2)	Does not include occupancy at Ameriton properties or properties operated under the master lease agreement with Oakwood.
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during each respective comparison period, including communities classified as discontinued operations (if applicable) but excluding communities owned by Ameriton:

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
Q3 2005 vs. Q3 2004
Garden	4.0%	1.8%	5.1%
High-Rise	4.4%	0.3%	6.8%
Total	4.1%	1.2%	5.7%
YTD 2005 vs. YTD 2004
Garden	3.1%	3.1%	3.1%
High-Rise	3.5%	5.7%	2.3%
Total	3.3%	4.2%	2.8%
Quarter-to-date NOI Analysis
     NOI, excluding discontinued operations, increased by $36.8 million, or 30.1%, during the three months ended September 30, 2005 as compared to the same period in 2004. Of this increase, $20.3 million was produced by our garden communities, $13.8 million by our high-rise communities and $2.6 million by Ameriton and non-multifamily properties.
     The $20.3 million increase in garden NOI during the third quarter of 2005 as compared to 2004 was primarily attributable to the acquisition of 33 garden communities subsequent to July 1, 2004 for a total of $1.9 billion and the ongoing lease-up and stabilization of development communities, which significantly increased both rental revenues and rental expenses. Operating margins were higher due primarily to higher occupancies, higher average rental rates per unit and lower utility costs, partially offset by higher personnel costs and real estate taxes.
     The $13.8 million increase in high-rise NOI during the third quarter of 2005 compared to 2004 was primarily attributable to the acquisition of nine high-rise properties subsequent to July 1, 2004 for a total of $639.8 million. Operating margins were higher due to higher average rental rates per unit partially offset by slightly lower occupancy percentages and higher operating expenses. Operating expenses were higher due to higher real estate taxes and personnel costs and a one-time payment for physical plant expenses in Washington D.C. These expense increases were partially offset by a one-time benefit from the refund of ground lease payments previously made to the County of Arlington in Virginia relating to resolution of a lease issue. The 14 communities subject to the Oakwood Master Leases had a positive impact on margins.
     The $2.6 million increase in Ameriton and non-multifamily NOI during the third quarter of 2005 as compared to 2004 was primarily attributable to the acquisition of three operating communities subsequent to July 1, 2004 and the ongoing lease-up and stabilization of Ameriton developments.

     NOI for our entire portfolio, including properties classified within discontinued operations, increased by $20.5 million, or 13.4%, for the three months ended September 30, 2005 as compared to the same period in 2004. The $36.8 million increase related to continuing operations was due to the factors described above. The $16.3 million decrease in NOI for communities classified as discontinued operations is primarily attributable to the loss of $17.0 million in NOI from the disposition of $675.7 million and $1.5 billion total REIT and Ameriton operating assets, for the nine months ended September 30, 2005 and the twelve months ended December 31 2004, respectively.
Year-to-date NOI Analysis
     NOI, excluding discontinued operations, increased by $67.9 million, or 19.1%, during the nine months ended September 30, 2005 as compared to the same period in 2004. Of this increase, $37.3 million was produced by our garden communities, $25.1 million by our high-rise communities and $5.5 million by Ameriton and non-multifamily properties.
     The $37.3 million increase in garden NOI during the nine months ended September 30, 2005 as compared to 2004 was primarily attributable to garden acquisitions, including those described in the quarter-to-date NOI analysis above, and the continued lease-up of new development communities. Operating margins were slightly higher due to higher rental rates, increased occupancy and lower insurance costs partially offset by higher personnel costs and real estate taxes.
     The $25.1 million increase in high-rise NOI during the third quarter of 2005 compared to 2004 was primarily attributable to acquisitions, including those described in the quarter-to-date NOI analysis above, and the continued lease-up of new development communities. Operating margins were slightly lower due to lower occupancy and higher operating expenses. The higher operating expenses were driven primarily by personnel costs, real estate taxes and utility costs.
     The $5.5 million increase in Ameriton and non-multifamily NOI for the nine months ended September 30, 2005 as compared to 2004 was primarily attributable to acquisitions, including those described in the quarter-to-date NOI analysis above, and the ongoing lease-up and stabilization of Ameriton developments.
     NOI for our entire portfolio, including properties classified within discontinued operations, increased by $15.1 million, or 3.3%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The $67.9 million increase related to continuing operations was due to the factors described above. The $52.8 million decrease in NOI for communities classified as discontinued operations is primarily attributable to the loss of $54.2 million NOI from the disposition of $675.7 million and $1.5 billion in total REIT and Ameriton operating assets, for the nine months ended September 30, 2005 and the twelve months ended December 31 2004, respectively.
Other Income
     Other income increased $20.9 million, or 424.1%, and $24.0 million, or 173.3% for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase is due primarily to the recognition of $18.7 million of insurance recoveries related to moisture infiltration and mold litigation settlement costs associated with a previously owned community in southeast Florida, and the recognition of $2.6 million of insurance reimbursements for costs related to the FHA and ADA lawsuit which we settled in the second quarter of 2005. In addition, we recorded $1.2 million of anticipated insurance recoveries related to 2004 Florida hurricanes in the second quarter of 2005. Interest income on notes receivable and cash balances increased $2.2 million and $6.2 million during the three and nine months ended September 30, 2005, respectively due primarily to mezzanine loans to third parties.
     These increases were offset by the benefit of $4.7 million related to the sale of CES in the nine months ended September 30, 2004 and a $1.3 million insurance recovery related to a moisture infiltration and mold claim during the first quarter of 2004.

Depreciation Expense
     Depreciation expense increased $13.8 million, or 30.9%, and $30.4 million, or 23.9% for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. This increase is primarily due to community acquisitions, newly completed developments and a higher average balance of short-lived capital items. The increase also relates to the amortization of the value associated with in-place leases over the lease term on new acquisitions.
     Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $5.5 million, or 9.9% and $10.7 million, or 6.5% for the three and nine months ended September 30, 2005, respectively as compared to the same periods in 2004. These increases are principally attributable to the reasons described above partially offset by decreases associated with communities sold or classified as held for sale during the three and nine months ended September 30, 2005 as compared to the same period in 2004. Depreciation is suspended when an asset is classified as held for sale.
Interest Expense
     Interest expense increased $14.7 million, or 40.2%, and $34.4 million, or 33.3%, for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. The increase is primarily due to a greater number of operating assets classified within discontinued operations during 2004, resulting in a $11.5 million and $30.7 million more interest allocated to discontinued operations for the three and nine months ended September 30, 2004 as compared to the same periods in 2005. The remaining increase is primarily related to higher average debt balances, which correspond with the growth in the real estate portfolio. The portion of interest expense capitalized to the basis of real estate developments increased for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 as a result of more units under construction and higher interest rates.
     Including interest expense on properties classified within discontinued operations, interest expense increased $3.3 million, or 6.1%, and $3.7 million, or 2.4% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. These increases are consistent with the increased debt balances explained above.
General and Administrative Expenses
     The $0.7 million, or 5.4%, and $4.2 million, or 11.3% increase in general and administrative expenses for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to higher employee-related expenses.
Other Expenses
     The $1.2 million, or 22.6%, decrease in other expense for the three months ended September 30, 2005 as compared to the same period in 2004 is primarily due to a $3.8 million charge related to Florida hurricanes in the third quarter of 2004 and lower Ameriton income taxes in the three months ended September 30, 2005 compared to the same period in 2004. These decreases were partially offset by $4.6 million in legal expenses and litigation settlement costs in the third quarter of 2005.
     The $24.5 million increase, or 279.3%, in other expense for the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to the reasons noted above along with a $17.9 million expense for early extinguishment of debt related to the payoff of $136.5 million of mortgages during the first six months of 2005. Additionally, we incurred $11.1 million related to the settlement of the FHA and ADA lawsuit and other legal expenses including $4.6 million related to the third quarter 2005.
Income from Unconsolidated Entities
     Income from unconsolidated entities decreased $3.6 million, or 66.5%, for the three months ended September 30, 2005 as compared to the same period in 2004, primarily due to $3.3 million lower disposition gains in the third quarter of 2005 as compared to 2004.

     The $0.6 million increase in income from unconsolidated entities for the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to recognition of $3.2 million of contingent proceeds from the expiration of certain indemnifications related to the sale of CES during the second quarter of 2004 offset by higher gains from the sale of joint venture communities in 2005 as compared to 2004.
Other Non-Operating Income
     Other non-operating income decreased by $7.6 million, or 99.1% for the three months ended September 30, 2005 as compared to the same period in 2004 primarily due to $7.7 million lower gains recognized on the sale of marketable equity securities for the three months ended September 30, 2005 as compared to the same period in 2004.
     There was no significant change in other non-operating income for the nine months ended September 30, 2005 as compared to the same period in 2004. Items of note were the recognition of $2.1 million and $24.9 million of gains on the sale of marketable equity securities during 2005 and 2004 respectively, the recognition of a $3.3 million gain on the sale of our property management business during 2004 and the recognition of $25.9 million of gains from the sale of our Rent.com investment during 2005.
Preferred Share Dividends
     Preferred Share distributions decreased by $2.7 million and $7.1 million for the three and nine months ended September 30, 2005, respectively as compared to the same periods in 2004. This decrease was primarily due to the redemption of our Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares into Common Shares in September 2004 and the early conversion of Series L Preferred Shares into Common Shares in December 2004. The decrease in Preferred Share distributions due to conversions is offset by an increase in Common Share dividends.
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
     Consistent with our capital recycling program, we have 24 operating apartment communities, representing 8,355 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at September 30, 2005. Accordingly, we have classified the operating earnings from these 24 properties within discontinued operations for the three and nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and year ended December 31, 2004, we sold 16 and 30 operating communities, respectively, including communities sold by Ameriton. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations.

     The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental revenues	$25,498	$57,235	$90,357	$189,500
Rental expenses	(8,125)	(20,089)	(29,445)	(62,895)
Real estate taxes	(3,195)	(6,690)	(10,739)	(23,674)
Depreciation on real estate investments	(2,975)	(11,196)	(17,059)	(36,710)
Interest expense (1)	(5,462)	(16,942)	(20,532)	(51,279)
Estimated income taxes (Ameriton properties)	(11,388)	(16,521)	(16,982)	(15,507)
Debt extinguishment costs related to dispositions	-	-	(5,264)	(1,120)
Allocation of minority interest	(16,853)	(12,690)	(21,348)	(24,775)
Gains on disposition of taxable REIT subsidiary real estate investments, net	39,847	55,417	60,550	69,930
Gains on dispositions of REIT real estate investments, net	94,543	77,396	134,102	156,365

Earnings from discontinued apartment communities	$111,890	$105,920	$163,640	$199,835

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $3.9 million and $12.2 million for the three months ended September 30, 2005 and 2004, and $14.6 million and $36.6 million for the nine months ended September 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, the ability to produce cash gains from the disposition of real estate and our historical ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs.
Operating Activities
     Net cash flow provided by operating activities decreased $18.4 million, or 6.8%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease was primarily due to more cash interest paid in the nine months ended September 30, 2005 as compared to the same period in 2004 and other factors described above in Results of Operations.
Investing and Financing Activities
     Net cash flows used in investing activities increased by $990.3 million for the nine months ended September 30, 2005 as compared to the same period in 2004, primarily due to the use of cash to fund a portion of the $2.3 billion of acquisitions, lower proceeds from dispositions, lower proceeds from the sale of marketable equity securities and the net use of $41.4 million to fund mezzanine loans extended to third parties.
     Net cash flows provided by financing activities increased by $644.3 million for the nine months ended September 30, 2005 as compared to the same period in 2004, due to $491.4 million of net proceeds from the issuance of 12,051,000 Common Shares in September 2005, the net proceeds from $300 million and $200 million of long-term debt issued in May and July of 2005, respectively, $93.5 million less used to repurchase common shares and preferred shares and units in 2005 compared to 2004 and the use of our line of credit to partially fund property acquisitions. These increases were partially offset by the payment of $200 million of long-term debt that matured in July 2005 and $272.8 million used to repay mortgage debt during 2005 compared to $87.3 million in 2004. Additionally, $19.5 million was used to repurchase Series E and G Perpetual Preferred Units during 2005.

     Significant non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 consisted of the following:
•	Issued $400.7 million and $10.8 million of Common Units as partial consideration for real estate during the nine months ended September 30, 2005 and 2004, respectively;

•	Issued $4.5 million of Common Shares as partial consideration for real estate during the first quarter of 2004;

•	Redeemed $5.5 million and $46.9 million Common Units for Common Shares during the nine months ended September 30, 2005 and 2004, respectively;

•	The conversion of $25.0 million each of Series K and Series L Preferred Units into Common Shares during 2004,

•	Assumed mortgage debt of $654.7 million and $113.6 million during the nine months ended September 30, 2005 and 2004, respectively; and,

•	Issued $125.0 thousand each of Series N-1 and N-2 Convertible Redeemable Preferred Units as partial consideration for real estate during the nine months ended September 30, 2005.
Scheduled Debt Maturities and Interest Payment Requirements
     We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations, which would impact our financial flexibility in any year. We have $28.0 million in scheduled maturities during the remainder of 2005, and $295.0 million and $600.0 million of total long-term debt maturing during 2006 and 2007, respectively.
     At November 2, 2005, we had $358.3 million of liquidity, including cash, restricted cash in tax-deferred escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 3.73%, 5.89% and 5.21%, respectively, during the nine months ended September 30, 2005. These rates give effect to the impact of interest rate swaps and caps, as applicable.
     We were in compliance with all financial covenants pertaining to our debt instruments during the period ended September 30, 2005.
Shareholder Dividend Requirements
     Based on anticipated distribution levels for 2005 and the number of shares and units outstanding as of September 30, 2005, we anticipate that we will pay distributions and dividends of $409.9 million in the aggregate during the year ended December 31, 2005, which includes $0.3 million of distributions for the Series E Preferred Units and Series G Preferred Units that were redeemed during the first quarter of 2005. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.
Planned Investments
     Following is a summary of planned investments as of September 30, 2005, including amounts for the REIT and Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

		Planned Investments
	Units	Discretionary	Committed
Communities under redevelopment	634	$3,772	$24,712
Communities under construction	4,443	-	702,616
Communities In Planning and owned	4,048	677,613	-
Communities In Planning and Under Control	336	43,618	-
Community acquisitions under contract	5,069	798,820	-

Total	14,530	$1,523,823	$727,328

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.
     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2008. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.
Funding Sources
     We anticipate that net cash flow from operating activities and disposition proceeds during 2005 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments and investment activities. In addition, we had $268.7 million in available capacity on our unsecured credit facilities and $89.6 million in cash in tax-deferred exchange escrow at November 2, 2005.
     In April 2005, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $300 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in May 2005; subsequently, $300 million of long-term debt was issued during May of 2005 and $200 million of long-term debt was issued during July of 2005. In April 2005, Archstone-Smith filed a registration statement on Form S-3 registering 1,120,806 Common Shares to be issued upon redemption of certain Common Units. This registration statement was declared effective in May 2005. We issued 12,051,000 Common Shares during September 2005 which used all of the available shelf-registered equity securities. Collectively, Archstone-Smith and the Operating Trust currently have $500 million available in shelf-registered debt securities.
Other Contingencies and Hedging Activities
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which include legal fees and costs incurred by the plaintiffs. In addition to the settlement, we incurred $2.4 million for legal fees during the first nine months of 2005 related to this lawsuit, both of which were accrued as part of an overall estimate of $4.0 million for legal and other expenses expected to be incurred during 2005 and 2006. During 2005, we recorded insurance recoveries related to this matter aggregating $2.6 million.
     Our third quarter results include a total net positive impact of $16.7 million, or $0.07 per unit of earnings, resulting from all insurance recoveries and costs related to litigation settlements. The insurance recoveries related to moisture infiltration and mold litigation totaled $18.7 million. We also received $2.6 million in cost reimbursements for expenses related to the FHA and ADA lawsuit, which we settled in the second quarter of 2005. The recoveries were booked in the third quarter as other income, as they were initially expensed. This income was offset by $4.6 million of legal expenses and litigation settlement costs. We anticipate finalizing negotiations and recognizing additional insurance recoveries during the fourth quarter of 2005.
     During October 2005, we sustained damage to nine Archstone-Smith and five joint-venture communities in Southeast Florida as a result of hurricane Wilma. Due to the preliminary nature of this event, we are unable to provide an estimate of the damage incurred.
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
Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as a variable interest entity and are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at September 30, 2005, aggregated $121.4 million. Please refer to Part I, Item 1, Note 5 Investments in and Advances to Unconsolidated Entities for additional information.
Contractual Commitments
     The following is a summary of significant changes in contractual commitments for the nine months ended September 30, 2005:
•	We issued $300 million and $200 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.4% and 5.26% from its shelf registration statement during May and July of 2005, respectively.

•	We redeemed $200 million of long-term unsecured ten-year senior notes with a coupon rate of 8.2% and an effective interest rate of 8.4% during July of 2005.

•	We guarantee $192.2 million of outstanding mortgage debt and are committed to guarantee another $93.5 million upon funding of additional debt in connection with one of our unconsolidated joint ventures.

•	During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with FHA and ADA. The amount of the capital expenditures required to remediate the communities named in the settlement is not quantifiable at the present time. These expenditures will generally be capitalized as they are incurred. The settlement agreement approved by the court allows us to remediate the designated communities over the next three years.

•	Please reference Planned Investments for a summary of amounts committed for investing activities.

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
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were, to the best of their knowledge, effective as of September 30, 2005, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2005, there were no significant changes in the Trust’s internal control over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of our Common Shares during the three months ended September 30, 2005. The maximum approximate dollar value that may yet be purchased under the plan is $132.1 million.
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
(Principal Accounting Officer)
Date: November 7, 2005

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