Form 10-Q
period 2006-05-02
ARCHSTONE SMITH TRUST
filed 2006-05-10
CIK 1156826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 26, 2006 there were approximately 213,737,867 of the Registrant's Common Shares outstanding, excluding dilutive common share equivalents.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

ASSETS	March 31, 2006	December 31, 2005
	(Unaudited)
Real estate	$ 11,294,198	$ 10,856,771
Real estate held-for-sale	500,746	502,493
Less accumulated depreciation	882,224	836,693
	10,912,720	10,522,571
Investments in and advances to unconsolidated entities	147,302	132,728
Net investments	11,060,022	10,655,299
Cash and cash equivalents	23,747	13,638
Restricted cash in tax-deferred exchange escrow	179,742	495,274
Other assets	389,439	302,967
Total assets	$ 11,652,950	$ 11,467,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$ 84,709	$ 394,578
Long-term unsecured debt	2,825,821	2,545,119
Mortgages payable	2,440,861	2,300,539
Mortgages payable – held-for-sale	91,029	93,113
Accounts payable	55,933	53,366
Accrued expenses and other liabilities	294,239	311,673
Total liabilities	5,792,592	5,698,388
Minority interest	785,172	787,273
Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (214,368,067 shares at March 31, 2006 and 212,413,939 shares at December 31, 2005)	2,144	2,124
Additional paid-in capital	4,710,016	4,652,901
Accumulated other comprehensive income/(loss)	4,601	(1,720)
Retained earnings	308,425	278,212
Total shareholders’ equity	5,075,186	4,981,517
Total liabilities and shareholders’ equity	$ 11,652,950	$ 11,467,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental revenues	$ 266,809	$191,928
Other income	16,216	5,127
	283,025	197,055
Expenses:
Rental expenses	60,773	49,294
Real estate taxes	26,105	18,344
Depreciation on real estate investments	67,811	46,648
Interest expense	57,428	40,429
General and administrative expenses	15,385	14,289
Other expenses	9,243	23,316
	236,745	192,320
Earnings from operations	46,280	4,735
Minority interest	(8,755)	(4,837)
Equity in earnings from unconsolidated entities	18,878	11,117
Other non-operating income	176	24,005
Net earnings before discontinued operations	56,579	35,020
Net earnings from discontinued apartment communities	67,876	30,337
Net earnings	124,455	65,357
Preferred share dividends	(958)	(957)
Net earnings attributable to Common Shares – Basic	$ 123,497	$ 64,400

Weighted average Common Shares outstanding:
Basic	213,379	200,195
Diluted	214,253	201,336

Earnings per Common Share – Basic:
Earnings before discontinued operations	$ 0.26	$ 0.17
Discontinued operations, net	0.32	0.15
Net earnings	$ 0.58	$ 0.32

Earnings per Common Share – Diluted:
Earnings before discontinued operations	$ 0.26	$ 0.17
Discontinued operations, net	0.32	0.15
Net earnings	$ 0.58	$ 0.32

Dividends paid per Common Share	$ 0.4350	$ 0.4325

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXHIBIT 32.2

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders’

Equity and Comprehensive Income/(Loss)

Three Months Ended March 31, 2006

(In thousands)

(Unaudited)

	Perpetual Preferred Shares at Aggregate Liquidation Preference	Common Shares at Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total

Balances at December 31, 2005	$ 50,000	$ 2,124	$ 4,652,901	$ (1,720)	$ 278,212	$4,981,517
Comprehensive income:
Net earnings	-	-	-	-	124,455	124,455
Change in fair value of cash flow hedges	-	-	-	4,636	-	4,636
Change in fair value of marketable securities	-	-	-	1,068	-	1,068
Foreign currency exchange translation	-	-	-	617	-	617
Comprehensive income attributable to Common Shares						130,776
Preferred Share dividends	-	-	-	-	(958)	(958)
Common Share dividends	-	-	-	-	(93,284)	(93,284)
A-1 Common Units converted into Common Shares	-	11	23,541	-	-	23,552
Exercise of options	-	9	22,975	-	-	22,984
Issuance of Common Shares under Compensation Plans	-	-	1,980	-	-	1,980
Other, net (Including Minority Interest Revaluation of $8,506)	-	-	8,619	-	-	8,619
Balances at March 31, 2006	$ 50,000	$ 2,144	$ 4,710,016	$ 4,601	$ 308,425	$5,075,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net earnings	$ 124,455	$ 65,357
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	69,574	56,974
Gains on dispositions of depreciated real estate	(82,191)	(40,622)
Gains on sale of marketable equity securities	—	(23,785)
Provision for possible loss on investments	2,200	—
Minority interest	19,437	8,485
Undistributed in earnings from unconsolidated entities	917	5,240
Interest on Mezzanine loans	(2,086)	(586)
Change in other assets	2,611	(9,010)
Change in accounts payable, accrued expenses and other liabilities	(16,966)	(28,852)
Other, net	6,556	5,577
Net cash flow provided by operating activities	124,507	38,778

Investing activities:
Real estate investments	(435,550)	(310,994)
Change in investments in unconsolidated entities, net	(15,491)	6,939
Proceeds from dispositions	280,133	298,635
Change in restricted cash	315,532	51,194
Change in notes receivable, net	(54,105)	(63,002)
Other, net	(34,933)	27,356
Net cash flow provided by investing activities	55,586	10,128

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	296,946	—
Payments on Long-Term Unsecured Debt	(18,750)	(18,750)
Proceeds from (payments on) unsecured credit facilities, net	(309,869)	194,763
Principal repayment of mortgages payable, including prepayment penalties	(49,923)	(249,906)
Regularly scheduled principal payments on mortgages payable	(4,406)	(2,828)
Proceeds from Common Shares issued under DRIP and employee stock options	22,630	11,475
Repurchase of Common Shares and Preferred Shares	—	(41,456)
Repurchase of Series E and F Perpetual Preferred Units	—	(19,522)
Cash dividends paid on Common Shares	(93,284)	(87,042)
Cash dividends paid on Preferred Shares	(958)	(957)
Cash distributions paid to minority interests	(14,668)	(31,502)
Other, net	2,298	607
Net cash flow used in financing activities	(169,984)	(245,118)
Net change in cash and cash equivalents	10,109	(196,212)
Cash and cash equivalents at beginning of period	13,638	203,255
Cash and cash equivalents at end of period	$ 23,747	$ 7,043
Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$ 25,191	$ 41,660
Common Units converted to Common Shares	23,552	1,654
Assumption of mortgages payable upon purchase of apartment communities	197,449	—

These consolidated statements of cash flows combine cash flows from discontinued operations with cash flows from continuing operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2006 and 2005

(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

Business

Our business is conducted primarily through our majority owned subsidiary, the Operating Trust. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 86.5% of the Operating Trust’s outstanding Common Units; the remaining 13.5% are owned by minority interest holders. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing, redeveloping and operating apartments in our core markets which are characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.

Interim Financial Reporting

The accompanying condensed consolidated financial statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith’s 2005 Form 10-K. See the glossary in our 2005 Form 10-K for all defined terms not defined herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Marketable Securities and Other Investments

All publicly traded equity securities are classified as “available-for-sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

Real Estate and Depreciation

We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases. This amortization expense is included in depreciation on real estate investments in our consolidated statements of earnings.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Insurance Recoveries

We recognize insurance recovery proceeds as other income if the recovery is related to items that were originally expensed, such as legal settlements, legal expenses and repairs that did not meet capitalization guidelines. For recoveries of property damages that were eligible for capitalization, we reduce the basis of the property or if the property has subsequently been sold, we recognize the proceeds as an additional gain on sale. We recognize insurance recoveries at such time that we believe the recovery is probable and we have sufficient information to make a reasonable estimate of proceeds, except in cases where we have to pursue recovery via litigation. In this circumstance, we recognize the recovery when we have a signed, legally binding agreement with the insurance carrier.

Legal Fees

We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the estimated cost of settlement.

Foreign Currency Translation

Assets and liabilities of the company’s foreign operations are translated into U. S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity on the consolidated balance sheets. The functional currency utilized for these subsidiaries is the local foreign currency.

Derivative Financial Instruments

We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. During 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, our hedges have little or no impact on our current earnings. The most significant derivative transactions entered into during the three months ended March 31, 2006 were the execution of forward treasury locks, which fixed the treasury rate component on $300 million of unsecured debt that we expect to refinance in 2007, and another $300 million we expect to refinance in 2008. These contracts lock the treasury component of the borrowing cost in at approximately 4.8%.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Comprehensive Income

Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying condensed consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss). Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments, changes in the fair value of effective cash flow hedges and gains and losses on long-term foreign currency transactions.

Our accumulated other comprehensive income/(loss) for the three months ended March 31, 2006 was as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2005	$ 184	$ (1,612)	$ (292)	$ (1,720)
Change in fair value of cash flow hedges	—	125	—	125
Fair value of long-term debt hedges	—	4,511	—	4,511
Foreign currency translation and other	—	—	617	617
Mark to market for marketable equity securities	1,068	—	—	1,068
Balance at March 31, 2006	$ 1,252	$ 3,024	$ 325	$ 4,601

Per Share Data

Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Net earnings attributable to Common Shares – Basic	$123,497	$ 64,400
Assumed exercise of options	69	39
Net earnings attributable to Common Shares – Diluted	$123,566	$ 64,439
Weighted average number of Common Shares outstanding – Basic	213,379	200,195
Assumed exercise of options	874	1,141
Weighted average number of Common Shares outstanding – Diluted	214,253	201,336

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore whether they should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. Adoption of EITF No. 04-5 did not have a material impact on our financial position, net earnings or cash flows.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of: (a) whether an entity is a variable interest entity (VIE); (b) which interests are “variable interests” in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.   The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006.   The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities with which the Company becomes involved in future periods.

Please refer to Note 9 for details regarding the implemtation of SFAS No. 123R, “Share-Based Payment”.

(2) Real Estate

Investments in Real Estate

Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	March 31, 2006	December 31, 2005

REIT Apartment Communities:
Operating communities	$ 10,403,361	$ 10,011,372
Communities under construction	668,348	575,631
Development communities In Planning(1)	26,364	24,365
Total REIT apartment communities	11,098,073	10,611,368
Ameriton(1)	641,635	692,269
Other real estate assets(2)	55,236	55,627
Total real estate	$ 11,794,944	$ 11,359,264

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(1) In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes. Our investment as of March 31, 2006 and December 31, 2005 for development communities In Planning – Under Control was $8.9 million and $145,000, respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.

(2) Includes land that is not In Planning and other real estate assets.

The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2005	$ 11,359,264
Acquisition-related expenditures	558,226
Redevelopment expenditures	9,837
Recurring capital expenditures	6,511
Development expenditures, including initial acquisition costs	80,413
Acquisition and improvement of land for development	668
Dispositions	(221,320)
Provision for possible loss on investment	(2,200)
Net apartment community activity	432,135
Change in other real estate assets	3,545
Balance at March 31, 2006	$ 11,794,944

At March 31, 2006, we had unfunded contractual commitments of $495.8 million related to communities under construction and under redevelopment. The purchase price of certain recent Oakwood, Philadelphia and New York acquisitions was allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land values and lease intangibles.

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

Consistent with our capital recycling program, we had 14 operating apartment communities, representing 5,351 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at March 31, 2006. Accordingly, we have classified the operating earnings from these 14 properties within discontinued operations for the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006 and 2005, we sold seven and five Archstone-Smith and Ameriton operating communities, respectively. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations for 2006 and 2005.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended March 31,
	2006	2005

Rental revenues	$ 18,429	$ 42,927
Rental expenses	(6,571)	(14,572)
Real estate taxes	(3,052)	(5,551)
Depreciation on real estate investments	(1,763)	(10,326)
Interest expense(1)	(4,323)	(10,922)
Estimated income taxes (Ameriton properties)	(1,533)	(2,433)
Provision for possible loss on real estate investment	(2,200)	—
Debt extinguishment costs related to dispositions	(863)	(5,058)
Allocation of minority interest	(10,682)	(3,648)
Gains from the disposition of Ameriton real estate investments, net	14,724	14,058
Internal Disposition Costs – Ameriton transactions(2)	(1,108)	(292)
Gains from the disposition of REIT real estate investments, net	67,467	26,564
Internal Disposition Costs – REIT transactions(2)	(649)	(410)
Earnings from discontinued apartment communities	$ 67,876	$ 30,337

(1) The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $2.6 million and $7.6 million for the three months ended March 31, 2006 and 2005.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.

(4) Investments in and Advances to Unconsolidated Entities

Real Estate Joint Ventures

We have investments in entities that we account for using the equity method. At March 31, 2006, the investment balance consisted of $116.4 million in thirteen Archstone-Smith joint ventures and $30.9 million in five Ameriton joint ventures. At December 31, 2005, the investment balance consisted of $102.6 million in thirteen Archstone-Smith joint ventures and $30.1 million in six Ameriton joint ventures. Archstone-Smith and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at March 31, 2006 was 39.6%.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	March 31, 2006	December 31, 2005
Assets:
Real estate	$ 1,138,291	$ 1,142,921
Other assets	156,594	244,557
Total assets	$ 1,294,885	$ 1,387,478
Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$ 1,251	$ 2,324
Mortgages payable(1)	861,921	894,300
Other liabilities	44,057	120,898
Total liabilities	907,229	1,017,522
Owners’ equity	387,656	369,956
Total liabilities and owners’ equity	$ 1,294,885	$ 1,387,478

(1) Archstone-Smith guarantees $193.6 million of the outstanding debt balance as of March 31, 2006 and is committed to guarantee another $93.5 million upon funding of additional debt.

Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Archstone-Smith Joint Ventures
Revenues	$ 31,008	$ 33,289
Net Earnings(1)	2,179	15,488
Ameriton Joint Ventures
Revenues	$ 141	$ 1,089
Net Earnings(2)	18,362	7,118
Total
Revenues	$ 31,149	$ 34,378
Net Earnings	$ 20,541	$ 22,606

(1)

For the three months ended March 31, 2006 there were no gains associated with the disposition of REIT Joint Venture assets and for the three months ended March 31, 2005 the gains associated with the disposition of REIT Joint Venture assets were $17.4 million.

(2)

Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint ventures assets. These gains totaled $19.6 million and $8.8 million gains during the three months ended March 31, 2006 and 2005, respectively.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Mortgage Notes Receivable

The change in mortgage notes receivable, which are included in other assets, during the three months ended March 31, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$ 74,396
Funding of additional mortgages	55,655
Accrued interest	2,086
Balance at March 31, 2006	$ 132,137

We have a commitment to fund an additional $16.0 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. During the three months ended March 31, 2006 and 2005, we recognized a total of $3.6 million and $0.9 million in interest income, respectively, associated with notes receivable. The weighted average interest rate on these notes as of March 31, 2006 was approximately 12.2%.

(6) Borrowings

Unsecured Credit Facilities

The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the Three Months Ended March 31, 2006	As of and for the Year Ended December 31, 2005
Total unsecured revolving credit facility	$ 600,000	$ 600,000
Borrowings outstanding at end of period	50,000	360,000
Outstanding letters of credit under this facility	5,819	37,813
Weighted average daily borrowings	208,000	183,434
Maximum borrowings outstanding during the period	360,000	580,000
Weighted average daily nominal interest rate	4.79%	3.95%
Weighted average daily effective interest rate	5.30%	4.25%

We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 4.6% to 5.2% during 2006. There were $34.7 million of borrowings outstanding under the agreement at March 31, 2006, and $34.6 million of borrowings outstanding at December 31, 2005.

Long-Term Unsecured Debt

A summary of our Long-Term Unsecured Debt outstanding at March 31, 2006 and December 31, 2005 follows (dollar amounts in thousands):

Type of Debt	Coupon Rate (1)	Effective Interest Rate (1) (2)	Balance at March 31, 2006	Balance at December 31, 2005	Average Remaining Life (Years)

Long-term unsecured senior notes	5.75%	5.90%	$ 2,749,220	$ 2,468,047	6.1
Unsecured tax-exempt bonds	3.67%	3.91%	76,601	77,072	17.4
Total/Weighted average	5.69%	5.86%	$ 2,825,821	$ 2,545,119	6.4

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2) Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

During March 2006, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.75% and an effective interest rate of 5.89%.

Mortgages payable

Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Early repayment of mortgages is generally subject to prepayment penalties. A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at (1)
	March 31, 2006	December 31, 2005	Effective Interest Rate (2)
Secured floating rate debt:
Tax-exempt debt	$ 988,270	$ 839,318	4.15%
Conventional mortgages	70,145	54,455	5.44%
Total Floating	1,058,415	893,773	4.24%
Secured fixed rate debt:
Conventional mortgages	1,454,011	1,480,170	6.16%
Other secured debt	19,464	19,709	3.96%
Total Fixed	1,473,475	1,499,879	6.13%
Total mortgages payable	$ 2,531,890	$ 2,393,652	5.34%

(1)

Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $58.8 million and $63.5 million at March 31, 2006 and December 31, 2005 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

The change in mortgages payable during the three months ended March 31, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$ 2,393,652
Mortgage assumptions related to property acquisitions	197,449
Regularly scheduled principal amortization	(4,406)
Prepayments, final maturities and other	(54,805)
Balance at March 31, 2006	$ 2,531,890

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Other

The book value of total assets pledged as collateral for mortgage loans and other obligations at March 31, 2006 and December 31, 2005 is $5.0 billion and $4.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at March 31, 2006.

The total interest paid on all outstanding debt was $82.0 million and $84.6 million for the three months ended March 31, 2006 and 2005, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $12.8 million and $8.2 million during the three months ended March 31, 2006 and 2005, respectively.

(7) Minority Interest

Minority interest consisted of Common Units at March 31, 2006. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2005	$ 787,273
Common Unit conversions	(23,552)
Unitholders share of net earnings	19,437
Common Units issued for real estate	25,191
Common Unitholders distributions	(14,668)
Revaluation and other	(8,509)
Balance at March 31, 2006	$ 785,172

Operating Trust Units

We owned 86.5% and 86.2% of the Operating Trust’s outstanding Common Units at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, approximately 1,070,000 Common Units were converted into Common Shares.

(8) Dividends to Shareholders

The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31, 2006 and the annualized dividend we expect to pay for 2006:

	Quarterly Cash Dividend Per Share	Annualized Cash Dividend Per Share
Common Shares	$ 0.435	$ 1.74
Series I Perpetual Preferred Shares(1)	1,915	7,660

(1) Series I Preferred Shares have a par value of $100,000 per share.

(9) Benefit Plans and Implementation of SFAS 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. We used the modified prospective method in adopting the Statement, which became effective January 1, 2006. Since we early-adopted the fair value recognition provisions of SFAS No. 123 for all awards granted after January 1, 2003, adoption of SFAS No. 123R did not have a material impact on our financial position, net earnings or cash flows. Upon the adoption of SFAS 123R, we recorded a benefit resulting from application of an anticipated forfeiture rate on existing awards of approximately $100,000 which had no effect on our reported earnings per share. With respect to options granted prior to January 1, 2003, no stock-based employee compensation expense was reflected in the financial statements for the three months ended March 31, 2005. Recording this expense would have lowered net earnings by approximately $100,000 for the three months ended March 31, 2005. We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, there was no tax impact that was recorded as a result of the adoption of this standard.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Our long-term incentive plan was approved in 2001. There have been six types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) Restricted Share Unit awards with a DEU feature (awarded prior to 2006); (iv) Restricted Share Unit awards with a cash dividend payment feature (awarded after 2005); (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; and (vi) performance units issued to certain named executives under our Special Long-Term Incentive Plan.

No more than 20 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of March 31, 2006, Archstone-Smith had approximately 10,400,000 shares available for future grants. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.

A summary of share option activity for the options and restricted share units is presented below:

	Option Awards		RSU Awards
	Options	Weighted Average Exercise Price	Units	Weighted Average Grant Price
Balance, December 31, 2005	2,702,026	$ 24.94	948,735	$ 27.77
Granted	424,523	45.58	226,666	45.58
Exercised/Settled	942,485	23.28	35,905	24.56
Forfeited	21,895	34.29	4,712	31.84
Expired	0	0	0	0
Balance, March 31, 2006	2,162,169	$ 29.56	1,134,784	$ 31.42

Certain of the options and restricted share units, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of March 31, 2006 was 166,000. During the three months ended March 31, 2006, we recorded $116,000 as a charge to operating expense related to unvested DEUs and $400,000 of common share dividends related to vested DEUs.

Options

During the three months ended March 31, 2006, the share options granted to associates had a calculated fair value of $11.28 per option. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value. For the three months ended March 31, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 36.2% and a weighted average expected life of four years. For the three months ended March 31, 2005, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 3.77%, a weighted average dividend yield of 5.63%, a volatility factor of 21.97% and a weighted average expected life of five years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 30% in recording option compensation expense for the three months ended March 31, 2006, based primarily on historical experience. The unamortized compensation cost is $4.1 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost over the next three years.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

The weighted-average grant date fair value of the share options granted during the three month periods ended March 31, 2006 and 2005 were $11.28 and $4.19, respectively. The total intrinsic value of the share options exercised during the three-month periods ended March 31, 2006 and 2005 were $21.9 million and $6.9 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the fair value at the end of the period, less the exercise price of the option. We have 1.3 million fully vested options outstanding at March 31, 2006 with a weighted average exercise price of $23.58. The weighted-average contractual life of the fully vested options is 5.4 years, and they have an intrinsic value of $32.7 million. In addition, we have 600,000 options outstanding that we expect to vest with a weighted average exercise price of $38.51. The weighted-average contractual life of the outstanding options is 9.3 years, and they have an intrinsic value of $6.2 million.

Restricted Share Units

Also during the quarter, we issued RSUs to senior officers of the company with a grant date fair value of $45.58 per share. The grant date fair value of the units granted in the three-month period ended March 31, 2005 was $35.12 per share. We have assumed that all units will ultimately be exercised. The units vest over a three-year period and the related unamortized compensation cost is $14.5 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost over the next three years.

We have 647,000 fully vested RSUs outstanding at March 31, 2006 with a weighted average grant date fair value of $26.38. The weighted-average contractual life for the fully vested shares is 5.7 years and the intrinsic value is $31.5 million. In addition, we have 488,000 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $38.09. The weighted-average contractual life for the unvested shares is 9.2 years and the intrinsic value is $23.8 million. The total intrinsic value of the RSUs settled during the three-month periods ended March 31, 2006 and 2005 were $1.6 million and $2.0 million, respectively.

Special Long Term Incentive Plan

Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost is $4.3 million.

Summary

The compensation cost associated with all awards for the three months ended March 31, 2006 was approximately $3 million, of which approximately $2.3 million was charged to operating expenses, and approximately $0.7 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the three months ended March 31, 2005 was approximately $2.5 million, of which approximately $1.9 million was charged to operating expenses, and approximately $0.6 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities.

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

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$ 110,961	$ 104,764
High-rise properties	78,915	75,234
Non Same-Store and other:
Garden communities	44,811	4,548
High-rise communities	21,861	3,827
Ameriton communities(1)	5,495	2,987
Other non-reportable operating segment revenues	4,766	568
Total segment and consolidated rental revenues	$ 266,809	$ 191,928

	Three Months Ended March 31,
	2006	2005
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$ 76,490	$ 70,223
High-rise communities	53,051	47,930
Non Same-Store and other:
Garden communities	29,747	2,452
High-rise communities	14,360	1,796
Ameriton communities(1)	2,848	1,429
Other non-reportable operating segment NOI	3,435	460
Total segment NOI	179,931	124,290
Reconciling items:
Other income	16,216	5,127
Depreciation on real estate investments	(67,811)	(46,648)
Interest expense	(57,428)	(40,429)
General and administrative expenses	(15,385)	(14,289)
Other expenses	(9,243)	(23,316)
Consolidated earnings from operations	$ 46,280	$ 4,735

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements (Continued)

(1)

While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During the three months ended March 31, 2006 and 2005, pre-tax gains from the disposition of Ameriton real estate were $13.6 million and $13.8 million, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains of $19.6 million and $8.8 million during the three months ended March 31, 2006 and 2005, respectively from the sale of unconsolidated joint venture assets. These gains are classified within income from unconsolidated entities. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	March 31, 2006	December 31, 2005
Reportable operating communities segment assets:
Same-Store:
Garden communities	$ 3,085,168	$ 3,101,849
High-rise communities	2,737,210	2,750,265
Non Same-Store, Under Development and other:
Garden communities	2,513,686	2,426,742
High-rise communities	1,523,090	1,133,833
Ameriton communities	417,286	472,378
ADA Settlement Accrual	45,092	47,198
Other non-reportable operating segment assets	155,431	151,538
Total segment assets	10,476,963	10,083,803
Real estate held-for-sale, net	435,757	438,768
Total segment assets	10,912,720	10,522,571
Reconciling items:
Investment in and advances to unconsolidated entities	147,302	132,728
Cash and cash equivalents	23,747	13,638
Restricted cash in tax-deferred exchange escrow	179,742	495,274
Other assets	389,439	302,967
Consolidated total assets	$ 11,652,950	$ 11,467,178

Total capital expenditures for garden communities included in continuing operations were $9.3 million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. Total capital expenditures for high-rise properties included in continuing operations were $10.6 million and $9.0 million for the three months ended March 31, 2006 and 2005, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.8 million and $0.04 million for the three months ended March 31, 2006 and 2005, respectively.

(11) Litigation and Contingencies

We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders

Archstone-Smith Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2006 and 2005, the condensed consolidated statement of shareholders’ equity and comprehensive income/(loss) for the three-month period ended March 31, 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income/(loss), and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado

May 9, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Archstone-Smith’s 2005 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

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

Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith’s 2005 Form 10-K, “Item 1. Business,” for a more complete discussion of risk factors that could impact our future financial performance.

The Company

Archstone-Smith is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The company is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and its subsidiaries and affiliates. We are the sole trustee and own approximately 86.5% of the Operating Trust’s Common Units as of March 31, 2006.

Results of Operations

The following discussion relates to the three months ended March 31, 2006 (“2006”) as compared to the three months ended March 31, 2005 (“2005”).

Executive Summary

The major factors that influenced our operating results for 2006 as compared to 2005 were as follows:

•

NOI increased significantly in 2006 due primarily to substantial net acquisition activity, including the Oakwood transaction, and a 9.8% increase in NOI for our same-store communities that were operating as of January 1, 2005.

•

Other income was higher in 2006 due primarily to (i) $7.1 million associated with a negotiated settlement related to moisture infiltration and mold litigation at a previously owned community in Southeast Florida and (ii) higher interest income attributable to our growing mezzanine loan financing activities.

•	The higher depreciation and interest expense in 2006 was due to the increase in size of the real estate portfolio and the related financing activities, respectively.
•	Other expense was lower in 2006 due primarily to higher debt extinguishment costs in 2005.
•	Non-operating income was lower in 2006 due to the gain on the sale of our Rent.com investment in 2005.
•	The higher gains from the disposition of real estate in 2006 are primarily attributable to higher profit margins on sales.

Reconciliation of Quantitative Summary to Consolidated Statements of Earnings

The following schedule is provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section:

	Three Months ended March 31, 2006			Three Months ended March 31, 2005
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Rental revenue	$ 266,809	$ 18,429	$ 285,238	$ 191,928	$ 42,927	$ 234,855
Other income	16,216	—	16,216	5,127	—	5,127
Property operating expenses (rental expenses and real estate taxes)	86,878	9,623	96,501	67,638	20,123	87,761
Depreciation on real estate investments	67,811	1,763	69,574	46,648	10,326	56,974
Interest expense	57,428	4,323	61,751	40,429	10,922	51,351
General and administrative expenses	15,385	—	15,385	14,289	—	14,289
Other expense	9,243	4,596	13,839	23,316	7,491	30,807
Minority interest	8,755	10,682	19,437	4,837	3,648	8,485
Income from unconsolidated entities	18,878	—	18,878	11,117	—	11,117
Other non-operating income	176	—	176	24,005	—	24,005
Gains, net of disposition costs	—	80,434	80,434	—	39,920	39,920

Net earnings	$ 56,579	$ 67,876	$ 124,455	$ 35,020	$ 30,337	$ 65,357

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

	2006	2005	2006 vs. 2005 Increase / (Decrease)
Rental revenues:
Same-Store(1)	$ 200,006	$ 189,487	$ 10,519
Non Same-Store and other	74,518	35,230	39,288
Ameriton	7,712	9,567	(1,855)
Non-multifamily and international	3,002	571	2,431
Total rental revenues	285,238	234,855	50,383

Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	65,537	66,972	(1,435)
Non Same-Store and other	26,496	16,117	10,379
Ameriton	3,927	4,560	(633)
Non-multifamily and international	541	112	429
Total property operating expenses	96,501	87,761	8,740

Net operating income (rental revenues less property operating expenses)	188,737	147,094	41,643

Margin (NOI/rental revenues):	66.2%	62.6%	3.6%
Average occupancy during period:(2)	95.2%	94.3%	0.9%

Other income	16,216	5,127	11,089
Depreciation of real estate investments	69,574	56,974	12,600
Interest expense	74,522	59,570	14,952
Capitalized interest	12,771	8,219	4,552
Net interest expense	61,751	51,351	10,400
General and administrative expenses	15,385	14,289	1,096
Other expense	13,839	30,807	(16,968)
Earnings from continuing and discontinued operations	44,404	(1,200)	45,604

Minority interest	19,437	8,485	10,952
Equity in earnings from unconsolidated entities	18,878	11,117	7,761
Other non-operating income Gains on disposition of real estate investments, net of disposition costs:	176	24,005	(23,829)

Taxable subsidiaries	13,616	13,766	(150)
REIT	66,818	26,154	40,664

Net earnings	$ 124,455	$ 65,357	$ 59,098

(1) Reflects revenues and operating expenses for Same-Store communities that were owned on March 31, 2006 and fully operating during both of the comparison periods.

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

Same-Store Analysis

The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on March 31, 2006 and fully operating during both years.

	Same-Store Revenue Growth	Same-Store Expense Decline	Same-Store NOI Growth

Garden	6.0%	(0.2%)	9.1%
High-Rise	5.0%	(4.6%)	10.8%
Total	5.6%	(2.1%)	9.8%

Same-Store revenues were up in each of our core markets for both the garden and the high-rise portfolios, resulting primarily from higher rental income per unit and a slight improvement in the percentage of units occupied. We are seeing significant upward pressure on rental rates as a result of a number of factors, including: (i) employment growth; (ii) escalating home prices; (iii) less speculation in the market concerning home or condominium appreciation; and (iv) rising interest rates, all of which have translated into significant increases in our revenue growth. In addition, we continue to believe that our strong operating performance is not only the result of improving operating fundamentals across all of our core markets, but also the continued enhancements we are making to many components of our operating platform, such as LRO, MRI, online lease, resident portal and internet marketing. We believe that all of these improvements have resulted in meaningful efficiencies for us. The Washington D.C. Metropolitan Area, Southern California and the New York City Metropolitan Area, which represent 68.1% of our portfolio, reported revenue growth of 4.2%, 8.5% and 6.3%, respectively. The decrease in our operating expenses was driven principally by: (i) lower utility expense, as a result of the mild winter compared to last year and higher resident utility reimbursements, and (ii) a reduction in insurance expense resulting from lower than predicted claims. These decreases were realized to a greater degree in our high-rise communities. These revenue and expense fluctuations resulted in overall portfolio Same-Store NOI growth of 9.8%, which was the major driver of the 360 basis point increase in our margin for the overall portfolio.

Non Same-Store and Other Analysis

The $28.9 million increase in NOI in the Non Same-Store portfolio is primarily attributable to: (i) $23.7 million related to acquisitions; (ii) $3.7 million related to recently stabilized development communities and communities in lease-up; (iii) $13.1 million related to the Oakwood Master Leases; offset by (iv) $13.0 million related to community dispositions. The Oakwood Master Leases also contributed to our overall margin improvement since the only operating expenses we incur relate to property taxes and insurance.

Ameriton

The $1.2 million decrease in NOI from Ameriton apartment communities is primarily attributable to dispositions.

Non Multi-family and International

The $2.0 million increase in NOI is primarily attributable to commercial/retail income associated with an asset purchased by Ameriton in 2005 and NOI from the German acquisition we closed at the end of 2005.

Other Income

Other income was higher in 2006 due primarily to (i) $7.1 million associated with a negotiated settlement related to moisture infiltration and mold litigation at a previously owned community in Southeast Florida and (ii) higher interest income attributable to our growing mezzanine loan financing activities.

Depreciation Expense

The depreciation increase in 2006 is primarily related to the increase in the size of the real estate portfolio.

Interest Expense

The increase in gross interest expense in 2006 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our debt. The Oakwood transaction was the most significant driver of the portfolio increase. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates.

Other Expenses

Other expense was lower in 2006 due primarily to higher debt extinguishment costs in 2005. We incurred $22.9 million of early debt extinguishment costs related to payoffs of $250 million of mortgages in the first quarter of 2005. These higher 2005 expenses were partially offset by 2006 expenses pertaining to an incremental $2.2 million impairment related to a non-core asset in addition to incremental hurricane cleanup costs and costs relating to various legal matters.

Minority Interest

Minority interest increased in 2006 as a result of higher earnings and changes in the relative number of Common Units, which averaged 13.6% for 2006 and 10.7% for 2005. The percentage increase in 2006 was primarily attributable to the 2005 Oakwood transaction, which was partially funded with Common Units.

Equity in Income from Unconsolidated Entities

Income from unconsolidated entities was higher in 2006 primarily due to higher gains on the sale of Ameriton joint venture assets.

Other Non-Operating Income

Non-operating income was lower in 2006 due to the gain on the sale of our Rent.com investment in 2005.

Gains on Real Estate Dispositions

See “Discontinued Operations Analysis” below for discussion of gains.

Discontinued Operations Analysis

Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of March 31, 2006 (dollars in thousands).

	Three Months Ended March 31,
	2006	2005
Rental revenues	$ 18,429	$ 42,927
Rental expenses	(6,571)	(14,572)
Real estate taxes	(3,052)	(5,551)
Depreciation on real estate investments	(1,763)	(10,326)
Interest expense (1)	(4,323)	(10,922)
Income taxes from taxable REIT subsidiaries	(1,533)	(2,433)
Provision for possible loss on real estate investment	(2,200)	—
Debt extinguishment costs related to dispositions	(863)	(5,058)
Allocation of minority interest	(10,682)	(3,648)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	13,616	13,766
REIT	66,818	26,154
Total discontinued operations	$ 67,876	$ 30,337

Number of communities sold during the period	7	5
Number of sold communities included in discontinued operations NOI	7	42
Number of communities classified as held-for-sale and included in discontinued operations NOI as of March 31, 2006	14	12

(1)

The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $2.6 million and $7.6 million for 2006 and 2005, respectively.

As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in both 2006 and 2005, although there was higher transaction volume in 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was $14.0 million higher in 2005 as compared to 2006 due primarily to the sold communities that produced NOI in 2005 but not 2006. Changes in direct operating expenses and allocated interest expense are generally proportional to the communities included in discontinued operations for each period. Depreciation is proportionately higher in 2005 as a result of communities that have been added to discontinued operations after the first quarter of 2005. We cease depreciating an asset prospectively from the period it is added to discontinued operations. Gains and debt extinguishment costs are deal-specific and therefore will not necessarily correlate with the volume of activity in discontinued operations. The portion of earnings from discontinued operations allocated to minority interest in 2006 was higher than 2005 due primarily to higher gains.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006. Please refer to the Condensed Consolidated Statement of Cash Flows for detailed information of our sources and uses of cash for the periods ending March 31, 2006 and 2005.

Scheduled Debt Maturities and Interest Payment Requirements

We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. We have $62.3 million in scheduled maturities during 2006, and we have $523.6 million and $546.6 million of long-term debt maturing during 2007 and 2008, respectively. On April 26, 2006, we had $180.5 million borrowed on our unsecured credit facilities, $5.8 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $513.7 million.

Our unsecured credit facilities, long-term unsecured debt and mortgages payable had effective weighted average interest rates of 5.11%, 5.86% and 5.34%, respectively, as of March 31, 2006. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.

Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the period ended March 31, 2006.

Shareholder Dividend Requirements

Based on anticipated distribution levels for 2006 and the number of shares and units outstanding as of March 31, 2006, we anticipate that we will pay distributions and dividends of $434.2 million in the aggregate during the year ended December 31, 2006. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.

Planned Investments

Following is a summary of planned investments as of March 31, 2006, including amounts for the REIT and Ameriton, but excluding unconsolidated joint ventures (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors. In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes.

	Planned Investments
	Discretionary	Committed
Communities under redevelopment	$ 2,744	$ 13,104
Communities under construction	—	437,592
Communities In Planning and owned	1,151,808	—
Communities In Planning and Under Control	508,309	—
Community acquisitions under contract	523,250	—
FHA/ADA Settlement Capital Accrual	—	45,092
Total	$ 2,186,111	$ 495,788

In addition to the planned investments noted above, we expect to make additional investments in (i) unconsolidated joint ventures; (ii) recently acquired communities; and (iii) capital expenditures to improve and maintain our established operating communities.

We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2008. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program, existing cash balances and borrowings under our unsecured credit facilities, prior to arranging additional long-term financing. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. We had $513.7 million in available capacity on our unsecured credit facilities, $85.5 million of cash in tax-deferred exchange escrow and $2 million of cash on hand at April 26, 2006. In addition, we expect to complete the disposition of $1.1 to $1.4 billion of REIT operating communities during 2006.

Other Contingencies

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

The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate, of which $45.1 million remains accrued at March 31, 2006. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We paid a settlement totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs.

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

Valuation of Real Estate

Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held-for-sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held-for-sale under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money. Deciding when management is committed to selling an asset is therefore highly subjective.

When determining if there is an indication of impairment, we estimate the asset’s NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held-for-sale, we then determine the fair value of the asset.

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

Pursuit Costs

We incur costs relating to the potential acquisition of real estate which we refer to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Other Assets section of the balance sheet. If these conditions are not met, the costs are expensed as incurred. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs (for development-related acquisitions) and legal costs. Upon acquisition, the costs are included in the basis of the acquired property. When it becomes probable that a prospective acquisition will not be acquired, the accumulated costs for the property are charged to other expense on the statement of earnings in the period such a determination is made.

Consolidation vs. Equity Method of Accounting for Ventures

From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”

Off Balance Sheet Arrangements

Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at March 31, 2006, aggregated $147.3 million. Please refer to Note 4, “Investments in and Advances to Unconsolidated Entities,” for additional information.

As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements.

Contractual Commitments

The following is a summary of significant changes in contractual commitments for the three months ended March 31, 2006:

•	During March 2006, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.75% and an all-in effective interest rate of 5.89%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Hedging Activities

We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. We have entered into a foreign currency forward contract with a notional amount of €8.5 million and designated the contract as a cash flow hedge. The fair value of this forward contract at March 31, 2006 was $(136,000).

Energy Contract Hedging Activities

We are exposed to price risk associated with the volatility of fuel oil and electricity rates. We have entered into contracts with several of our suppliers to fix our payments on set quantities of fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of March 31, 2006, we had energy-related derivatives with aggregate notional amounts of $2.8 million and an estimated fair value of $327,000. These contracts mature on or before December 31, 2006.

See Item 7A in our 2005 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was, to the best of their knowledge, effective as of March 31, 2006, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2006, there were no significant changes in the Trust’s internal control over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Shares during the three months ended March 31, 2006. The maximum approximate dollar value that may yet be purchased under the plan is $132.1 million. During the quarter ended March 31, 2006, we issued a total of 24,000 Common Shares upon the redemption of 24,000 Class A-1 common units of the Operating Trust in transactions that were exempt from the registration requirements of the Securities Act. Each ASOT Class A-1 common unit of the Operating Trust may be redeemed at the option of the unitholder. We have the option of delivering cash (equal to the value of a common share) or one Common Share for each Class A-1 common unit redeemed. The Common Shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3: Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Events

None

Item 6. Exhibit Index

See Exhibit Index.

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

(Principal Financial Officer)

BY: /s/ MARK A. SCHUMACHER

Mark A. Schumacher

Senior Vice-President and Chief Accounting Officer

(Principal Accounting Officer)

Date: May 9, 2006

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)
3.2

Articles of Amendment to Archstone-Smith Trust Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on May 10, 2005)

3.3	Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
3.4	Amendment to Archstone-Smith Trust Bylaws (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on March 10, 2006)
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
4.10

Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

10.1

Articles of Amendment and Restatement of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.2	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.3

Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)

10.4

Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.2 of Archstone-Smith Trust’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)

10.5

Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.3 of Archstone-Smith Trust’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)

10.6

Articles Supplementary for Series M Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on December 16, 2004)

10.7

Articles Supplementary for Series N-1 Preferred Unit of Beneficial Interest and N-2 Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on August 2, 2005)

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

EXHIBIT 12.1

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2006 (1)	2005 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Earnings from operations	$ 46,280	$ 4,735	$129,232	$ 116,142	$112,959	$ 116,444	$95,326
Add:
Interest expense	57,428	40,429	188,447	138,621	117,037	119,305	51,878
Earnings as adjusted	$103,708	$ 45,164	$317,679	$ 254,763	$229,996	$ 235,749	$ 147,204

Fixed charges:
Interest expense	$ 57,428	$ 40,429	$188,447	$ 138,621	$117,037	$ 119,305	$51,878
Capitalized interest	12,771	8,219	39,111	23,572	26,854	32,377	29,186
Total fixed charges	$ 70,199	$ 48,648	$227,558	$ 162,193	$143,891	$ 151,682	$81,064

Ratio of earnings to fixed charges	1.5	0.9	1.4	1.6	1.6	1.6	1.8

(1) Net earnings from discontinued operations have been reclassified for all periods presented

EXHIBIT 12.2

ARCHSTONE-SMITH TRUST

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

AND PREFERRED SHARE DIVIDENDS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2006 (1)	2005 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Earnings from operations	$ 46,280	$ 4,735	$129,232	$116,142	$112,959	$ 116,444	$ 95,326
Add:
Interest expense	57,428	40,429	188,447	138,621	117,037	119,305	51,878
Earnings as adjusted	$103,708	$ 45,164	$317,679	$254,763	$229,996	$ 235,749	$147,204

Combined fixed charges and Preferred Share dividends:
Interest expense	$ 57,428	$ 40,429	$188,447	$138,621	$117,037	$ 119,305	$ 51,878
Capitalized interest	12,771	8,219	39,111	23,572	26,854	32,377	29,186
Total fixed charges	70,199	48,648	227,558	162,193	143,891	151,682	81,064
Preferred Share dividends	958	957	3,831	10,892	20,997	32,185	25,877
Combined fixed charges and Preferred Share dividends	$ 71,157	$ 49,605	$231,389	$173,085	$164,888	$ 183,867	$ 106,941
Ratio of earnings to combined fixed charges and Preferred Share dividends	1.5	0.9	1.4	1.5	1.4	1.3	1.4

(1) Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 15.1

The Board of Trustees

Archstone-Smith Trust:

Re: Registration Statement Nos. 333-114358 (Form S-3), 333-114632 (Form S-3), 333-114770 (Form S-3), 333-133286 (Form S-3), 333-72550 (Form S-8), 333-72506 (Form S-8), 333-60817-99 (Form S-8), 333-60815-99 (Form S-8), 333-31033-99 (Form S-8), 333-31031-99 (Form S-8), 333-43723-99 (Form S-8), and 333-124162 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated May 9, 2006, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

Denver, Colorado

May 9, 2006

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

Date: May 9, 2006

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

Date: May 9, 2006

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended March 31, 2006 which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: May 9, 2006

/s/ R. SCOT SELLERS

R. Scot Sellers, Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Financial Officer of Archstone-Smith Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended March 31, 2006 which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: May 9, 2006

/s/ CHARLES E. MUELLER, JR.

Charles E. Mueller, Jr., Chief Financial Officer