Form 10-K
period 2006-12-31
ARCHSTONE SMITH TRUST
filed 2007-03-01
CIK 1156826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission file number 1-16755
Archstone-Smith Trust
(Exact name of Registrant as Specified in Its Charter)

MARYLAND	84-1592064
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification no.)
9200 E. Panorama Circle, Suite 400
Englewood, Colorado 80112
(Address of principal executive office)
(303) 708-5959
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on
Title of each class	which registered

Common Shares of Beneficial Interest, par value	New York Stock Exchange
$0.01 per share
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No  ☑
     Based on the closing price of the registrant’s Common Shares on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $10,929,317,760.
     At February 20, 2007 there were approximately 220,379,832 of the registrant’s Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2007 annual meeting of its shareholders are incorporated by reference in Part III of this report.

GLOSSARY
     The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description
A-1 Common Unitholders	Holders of A-1 Common Units.

A-1 Common Units	Operating Trust class A-1 common units, par value $0.01 per unit, together with any class B-1 Common Units, which are redeemable for cash or, at the option of Archstone-Smith, Common Shares. A-1 Common Units are the common units of the Operating Trust not held by Archstone-Smith and represent a minority interest of approximately 11.8% in the Operating Trust at December 31, 2006.

A-2 Common Units	Operating Trust class A-2 common units of beneficial interest, par value $0.01 per unit. Archstone-Smith is the sole holder of A-2 Common Units, which represent approximately an 88.2% interest in the Operating Trust at December 31, 2006.

ADA	Americans with Disabilities Act, as amended.

Ameriton	AMERITON Properties Incorporated, which is a taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.

Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

Archstone-Smith	Archstone-Smith Trust. Unless indicated otherwise, financial information and references throughout this document are labeled, “Archstone-Smith” for periods before and after the Smith Merger.

B Common Units	Operating Trust class B common units of beneficial interest, par value $0.01 per unit, which are issued to persons who contribute property to the Operating Trust. B Common Units convert automatically to A-1 Common Units immediately following the distribution of income for the quarter in which the property was contributed.

Board	Archstone-Smith’s Board of Trustees.

CES	Consolidated Engineering Services, Inc. was a taxable REIT subsidiary of Archstone-Smith in the business of delivering mission critical facilities management services for corporate, government and institutional customers. CES was sold to a third party in December 2002 for $178 million.

Common Share(s)	Archstone-Smith common shares of beneficial interest, par value $0.01 per share.

Common Shareholders	Holders of the Common Shares

Common Units	The A-1 Common Units and the A-2 Common Units.

Convertible Debt	$575 million exchangeable senior unsecured notes that are exchangeable into Common Shares.

Convertible Preferred Shares	Collectively, the Series A, H, J, K and L Preferred Shares.

Declaration of Trust	Archstone-Smith’s Amended and Restated Declaration of Trust, as filed with the State of Maryland on May 31, 2006, as amended and supplemented.

DEU	Dividend Equivalent Unit; an amount credited to the account of holders of certain options and RSU’s under our long-term incentive plan.

DeWAG	DeWAG Deutsche WohnAnlage GmbH.

DRIP	Dividend Reinvestment and Share Purchase Plan.

EPS	Earnings Per Share determined in accordance with GAAP.

FASB	Financial Accounting Standards Board.

FHA	Fair Housing Act, as amended.

GAAP	Generally accepted accounting principles in the United States.

High-Rise	Those communities with five or more above-ground floors.

Independent Trustees	Members of the Board meeting the NYSE definition of “Independent Director.”

Abbreviation, Acronym or Defined Term	Definition/Description
In Planning	Represents parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence subsequent to the completion of the entitlement and building permit processes.

International	Refers to our operational and investment activities in Europe. Our investments to date have been limited to Germany.

IRR	On a sold community, IRR refers to the unleveraged internal rate of return calculated by Archstone-Smith, considering the initial purchase price and all capital invested in the community, the timing and amounts of net operating income during the period owned and the net sales proceeds from the sale. The IRR calculations include property management overhead and internal disposition costs but not depreciation or allocations for corporate general and administrative expenses, interest expenses, income tax expenses (if any) or other indirect operating expenses. Therefore, an IRR calculation is not a substitute for net income as a measure of our performance. Management believes that IRRs are an important indicator of the value created during the ownership period. Historical IRRs are not necessarily indicative of IRRs that will be produced in the future. Our methodology for calculating IRRs may not be consistent with the methodology used by other companies.

Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.

LIBOR	London Interbank Offered Rate.

Long-Term Unsecured Debt	Collectively, Archstone-Smith’s long-term unsecured senior notes payable and unsecured tax-exempt bonds.

NAREIT	National Association of Real Estate Investment Trusts.

Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. NOI is a non-GAAP financial measure. See a reconciliation of NOI to Earnings from Operations in this Annual Report in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Property-level operating results.”

NYSE	New York Stock Exchange.

Oakwood or Oakwood Worldwide	The terms used in reference to a group of partnerships coordinated by a common sponsor who contributed a group of apartment communities to the Operating Trust in 2005.

Oakwood Master Leases	Refers to thirteen communities acquired from Oakwood and one community we previously owned and operated that were leased in their entirety to an affiliate of Oakwood Worldwide under master lease agreements with seven year terms, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one year anniversary of the acquisition.

Operating Trust	Archstone-Smith Operating Trust, the entity through which we conduct all property ownership and business operations.

Preferred Shares or Perpetual Preferred Shares	The Series I Preferred Shares.

REIT	Real estate investment trust. This term is also used to refer to consolidated subsidiaries of Archstone-Smith, but excluding taxable and International subsidiaries unless the context indicates otherwise.

Restricted Share Unit or RSU	A unit representing an interest in one Common Share, subject to certain vesting provisions, granted to an associate through our long-term incentive plan.

Abbreviation, Acronym or Defined Term	Definition/Description
Same-Store	Term used to refer to a group of operating communities in the United States that had attained Stabilization and were fully operating during the entire time two periods are being compared. Excludes communities which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (fires, floods, etc.). Also excludes Ameriton properties, due to their short-term holding periods, and International properties.

Series A Preferred Shares	Archstone-Smith Series A Cumulative Preferred Shares of Beneficial Interest, par value $0.01 per share, which were redeemed in full in November 2003.

Series C Preferred Shares	Archstone-Smith Series C Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were redeemed in full in August 2002.

Series D Preferred Shares	Archstone-Smith Series D Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were redeemed in full in August 2004.

Series E Perpetual Preferred Units	8.375% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in February 2005.

Series F Perpetual Preferred Units	8.125% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in September 2004.

Series G Perpetual Preferred Units	8.625% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in March 2005.

Series H Preferred Shares	Archstone-Smith Series H Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were converted into Common Shares in full in May 2003.

Series I Preferred Shares	Archstone-Smith Series I Cumulative Perpetual Preferred Shares of Beneficial Interest, par value $100,000 per share, redeemable in February 2028.

Series J Preferred Shares	Archstone-Smith Series J Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were converted into Common Shares in full in July 2002.

Series K Preferred Shares	Archstone-Smith Series K Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were converted into Common Shares in September 2004.

Series L Preferred Shares	Archstone-Smith Series L Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value $0.01 per share, which were converted into Common Shares in December 2004.

Series M Preferred Unit	Operating Trust Series M Preferred Unit of Beneficial Interest, par value $0.01 per unit.

Series N-1 Preferred Units	Operating Trust Series N-1 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit.

Series N-2 Preferred Units	Operating Trust Series N-2 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit.

SMC	Smith Management Construction, Inc. was a taxable REIT subsidiary of Archstone-Smith in the business of providing construction management and building maintenance services. SMC was sold to members of its senior management in February 2003.

Smith Merger	The series of transactions in October 2001 whereby Archstone-Smith merged with Smith Residential, and Archstone Communities Trust (now, the Operating Trust) merged with Smith Partnership.

Smith Partnership	Charles E. Smith Residential Realty L.P.

Smith Residential	Charles E. Smith Residential Realty, Inc.

SFAS	Statement of Financial Accounting Standards.

Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which development, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.

Total Expected Investment	For development communities, represents the total expected investment at completion; for operating communities, represents the total expected investment plus planned capital expenditures.

Trustees	Members of the Board of Trustees of Archstone-Smith.

Abbreviation, Acronym or Defined Term	Definition/Description
Under Control	A term used to identify land parcels which the Operating Trust does not own, yet has an exclusive right through contingent contract or letter of intent during a contractually agreed upon time period to acquire the land, subject to satisfaction of contingencies during the due diligence and entitlement processes.

Unitholders	The holders of the A-1 Common Units and the A-2 Common Units.

UPREIT	Umbrella Partnership Real Estate Investment Trust.

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
PART I
Item 1.
Business
     Archstone-Smith, an S&P 500 company, is a leader in apartment investment and operations. The company owns and operates a portfolio of High-Rise and garden apartment communities concentrated in many of the most desirable neighborhoods in the Washington, D.C. metropolitan area, Southern California, the New York City metropolitan area, the San Francisco Bay Area, Boston and Seattle. The company strives to continually upgrade the quality of its portfolio through the selective sale of assets, using proceeds to fund investments with higher anticipated growth prospects. Through our two customer-facing brands, Archstone and Charles E. Smith, we strive to provide great apartments and great service, all backed by our unconditional Seal of Service™.
     As of December 31, 2006, we owned or had an ownership position in 348 communities, representing 88,011 units, including units under construction. At year-end, our operating portfolio was concentrated in protected locations in the following core markets, based on NOI for the three months ended December 31, 2006, excluding amounts owned by Ameriton, International investments and joint ventures:

Washington, D.C. metropolitan area	34.6%
Southern California	25.8
New York City metropolitan area	12.5
San Francisco Bay Area, California	11.5
Boston, Massachusetts	5.0
Seattle, Washington	4.2
Southeast Florida	2.2
Chicago, Illinois	2.0

Total	97.8%

The Company
     Archstone-Smith is engaged primarily in the acquisition, development, redevelopment, operation and long-term ownership of apartment communities in the United States. We have elected REIT status and are structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust. We are the sole trustee and owned 88.2% of the Operating Trust at December 31, 2006. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE: ASN). Our principal focus is to maximize shareholder value by:
•	Acquiring, developing, redeveloping and operating apartments in our core markets, which are characterized by: protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential;

•	Generating long-term sustainable growth in operating cash flow;

•	Increasing our Common Share dividend, as we have done for the last 16 consecutive years;

•	Recruiting, training and retaining people who we believe are the best and brightest in the apartment business;

•	Building the dominant operating platform in the apartment industry, to produce an operating franchise that we believe is more efficient, more profitable and difficult to replicate. We invest in technology to improve our operations and customer service delivery, strengthen our brand position and solidify our reputation for operational leadership; and

•	Managing our invested capital through the selective sale of apartment communities with slower growth prospects and redeploying the proceeds to fund investments with higher anticipated growth prospects and value creation, in many of the most desirable neighborhoods in our core markets.
2006 Accomplishments
•	Archstone-Smith produced Same-Store revenue growth of 6.5% and NOI growth of 7.5% for the full year of 2006.

•	Archstone-Smith’s reported Same-Store NOI outperformed our peer average by 1,002 basis points for the period from January 1, 2001 through December 31, 2006. (1)

•	We dramatically increased our presence in New York City through the acquisition of five high-rise apartment communities, totaling $845.1 million and 1,382 units, and are now the largest public owner of apartments in Manhattan. At year-end 2006, our committed Total Expected Investment in the New York City metropolitan area, including joint venture developments, totaled $2.0 billion.

•	We made significant incremental investments in the San Francisco Bay Area, which now represents almost 12% of our portfolio, acquiring five communities, totaling $655.9 million and 1,978 units.

•	We achieved our 12-year-long goal of repositioning of our portfolio from undesirable, commodity markets, into many of the most desirable neighborhoods in our core markets. As of December 31, 2006, our portfolio was 97.8% in our core markets.

•	In May 2006, we completed our second acquisition in Europe with the purchase of a 657-unit portfolio concentrated in Berlin, Germany, for $50.5 million. In July 2006, we completed the acquisition of DeWAG, a German company that specializes in the acquisition, long-term ownership and re-sale or “privatization” of attractive residential properties in the major metropolitan areas of Southern and Western Germany. At acquisition, the real estate portfolio consisted of approximately 6,400 units valued at $646.3 million.

•	In July 2006, we completed a successful $575 million convertible debt offering. This offering was used to repay outstanding balances under our revolving credit facility and certain other indebtedness, to make additional investments and for general corporate purposes.

•	On July 12, 2006, Fitch Ratings upgraded our credit rating to A- from BBB+.

•	We increased our 2007 annualized Common Share dividend level 4.0% to $1.81, or $0.4525 per quarter. This marks our 16th consecutive annual Common Share dividend increase and a total increase of 183% since 1991. Our first quarter 2007 Common Share dividend was paid in February 2007, representing our 126th consecutive quarterly payment.

•	Forbes magazine ranked Archstone-Smith at 954 on the Forbes 2000 List for 2006, the magazine’s comprehensive ranking of the world’s largest corporations.

•	Archstone-Smith was named Property Management Company of the Year by the National Association of Home Builders.

(1)	NOI performance is defined as cumulative same-store NOI growth for the period presented, relative to the average Same-Store NOI growth for our peer companies, which are Avalon Bay Communities; BRE Properties, Inc.; Camden Property Trust; Equity Residential; Essex Property Trust, Inc.; Post Properties, Inc.; and United Dominion Realty. Each company’s cumulative same-store NOI growth is calculated from 2001 through 2006. Results for 2001 through 2006 are per Green Street Advisors Apartment REITS: 4Q01 Review, 4Q03 Review, February ’06 Update and February ‘07 Update, except for Archstone-Smith figures, which are actual reported results.

Investment Strategy
Capital recycling program
     We believe that one of our most important objectives is to improve the quality of our portfolio with every transaction we complete. In 2006, we completed the disposition of $1.5 billion of non-core assets, excluding Ameriton and International dispositions, representing 11,534 units, generating net GAAP gains of $546.3 million and an average unleveraged IRR of 20.1%. In addition, during 2006 we acquired $1.7 billion of assets, excluding Ameriton and International acquisitions, representing 4,209 units, and started development of $349.5 million of assets, representing 1,069 units, in markets that include, Southern California and the San Francisco Bay Area.
Focus on core markets
     We focus our investment activities in our core markets, which are characterized by: (i) protected locations with high barriers to entry; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base with significant employment growth potential.
     Barriers to entry exist in areas where there is a very limited amount of land zoned and available for housing development, and where local municipalities are reluctant to zone additional land for new housing. We believe that the difficulty of developing new apartments in protected locations and the high cost of single family housing limits competition for our product. Limits on competition, together with the diverse economic base typical of our core markets, maximize our ability to keep our occupancy relatively constant while increasing rents and producing sustainable long-term cash flow growth.
     Our investment professionals generally live in our core markets, allowing them to research and evaluate potential investments at the “street corner level of detail.” This locally based investment acumen guides our decisions in making investments, allowing us to continually upgrade the quality of our portfolio. As a result, our portfolio is concentrated in many of the most desirable neighborhoods in the Washington, D.C. metropolitan area, Southern California, the New York City metropolitan area, the San Francisco Bay Area, Boston and Seattle.
     In late 2005 we indicated that Archstone-Smith would attempt to dispose of virtually all of our remaining non-core assets in 2006 and we have achieved this goal.
Developments
     We place considerable emphasis on the value created through our development of new apartment properties. At December 31, 2006, we had $3.8 billion in Total Expected Investment of assets in our development pipeline, including communities under construction and In Planning in the REIT, Ameriton and joint ventures. We completed $602.9 million of new REIT development properties during the year, representing 2,023 units, in markets that include the Washington, D.C. metropolitan area, Southern California, New York City metropolitan area and Boston.
     We believe that our locally based development infrastructure creates a significant competitive advantage for identifying and completing very attractive investment opportunities in our core markets. As such, we expect our development capability to continue to be a key contributor to growth and to create significant value as properties are completed and Stabilized, producing attractive returns during the next several years. Additionally, we generally utilize guaranteed maximum price contracts, which caps our cost of construction at a guaranteed price through qualified third-party contractors to reduce our exposure to construction cost risk.
Ameriton
     Ameriton, our wholly owned subsidiary, continues to be a highly profitable franchise for our company. Utilizing our development, acquisition and operating expertise, Ameriton identifies under-managed operating communities, as well as development and redevelopment opportunities with a short-term target ownership horizon of one to two years that have the potential to produce significant profits on re-sale. Ameriton sold twelve investments in 2006 (including two joint venture transactions), contributing $64.6 million or $0.25 per share to Archstone-Smith’s 2006 earnings. These transactions, excluding the two joint ventures, produced an IRR of 16.7%.

     As of December 31, 2006, Ameriton had 22 communities representing 7,220 units under construction or In Planning, including joint ventures. While nearly 54.5% of Ameriton’s development pipeline is located in our core markets, they are in locations that we deem to be non-core for ownership by the REIT.
     A meaningful component of Ameriton’s profitable development program is attributable to its creation of a successful business as a joint venture financier of new, high-quality apartment communities that are built by other capable developers with whom we have fostered relationships over the past several years. Since 2003, Ameriton has completed nine of these transactions, realizing pre-tax gains of $46.7 million, or $0.20 per share, at an average leveraged IRR of 30.1%.
     Leveraging our relationships with third-party apartment developers, we also created a related business that offers a compelling platform for long-term value creation: mezzanine debt financing. Our Ameriton investment team sources these transactions on behalf of the REIT, as the interest income is qualifying REIT income and therefore not subject to tax. Of the $197.7 million in mezzanine loan commitments we have made through December 31, 2006, $103.4 million were originated in 2006. During the year, we had 4 loans representing $37.3 million repaid or sold. We are encouraged by the opportunities to selectively invest capital at very attractive returns in this incremental area of our business.
International
     We expanded our international presence with the May 2006 acquisition of a 657-unit portfolio concentrated in Berlin, Germany, and the July 2006 acquisition of DeWAG, a German company, including its residential real estate portfolio and management team. DeWAG specializes in the acquisition, long-term ownership and re-sale or “privatization” of attractive residential properties in the major metropolitan areas of Southern and Western Germany. Collectively, the DeWAG senior management team has more than 60 years of German residential real estate expertise and extensive local market knowledge along with strong, long-term relationships with major real estate owners. As of December 31, 2006, our International apartment portfolio consists of 8,334 units generally located in attractive micro- and macro-locations in well-developed areas with access to parks, schools, shopping, employment and recreation.
     The German residential real estate market is experiencing an important shift in the way that residential property is owned and operated, which creates opportunities for investors with a long-term perspective to take advantage of the positive changes expected in this market. A limited supply of new residential property, coupled with increased demand driven by an increasing number of households, sets the stage for positive developments in rental rates and occupancy. In addition, portfolio rents at existing properties that were under corporate or municipal ownership are often below market levels, as these residential owners are generally focused on providing affordable housing for their constituents, and are not driven by purely economic considerations.
Customer-focused Operations
     We believe that our long-term cash flow growth is enhanced by our strong operating capability, including the benefit of the Archstone and Charles E. Smith brands, robust and scalable technology, and our continued investment in our associates.
Powerful brands
     An essential component of our strategy is to consistently offer a higher level of service at our apartment communities. Through our Seal of Service TM , we offer our residents convenience and flexibility all backed by written guarantees. We believe we were the first public apartment REIT with an established track record of offering customers flexible lease terms from two to 12 months as standard practice – and the first apartment company in the nation to offer fully transactional online leasing through Online Lease, our proprietary automated system.
     Our expansion in the New York City metropolitan area underscores the embedded value of our customer-focused operating and branding strategy. We believe we were the first apartment owner and manager in Manhattan to provide all of the following services: (i) leasing offices that are open seven days a week; (ii) showing apartments without an appointment or a broker; (iii) processing applications in 48 hours, compared to one week process time at most competitors; (iv) offering unconditional service guarantees through our Seal of Service™; and (v) providing a technology platform that makes it easy for people to do business with us through online rent payment, online service requests and our Online Lease. Customers have enthusiastically accepted this approach, allowing us to achieve an 8.9% increase in new move-in rents in our Same-Store operating communities in Manhattan in the fourth quarter of 2006 as compared to the same period in 2005.

Investing in technology
     Web-based property management system. We invest in technology to improve our core operations and make it easier for our customers to do business with us. In 2005, we completed the roll-out of MRI, a web-based property management system that provides the platform for virtually all of our customer-facing technology products. In addition, MRI’s automated work order solution allows us to manage and execute service requests more efficiently, in line with our 1-day service guarantee, through which we promise to respond to service requests within 24 hours. Equally important, MRI gives us the ability to accurately track resident histories to better understand and serve our customers.
     Revenue management. In 2000, we pioneered the use of a sophisticated revenue management product, Lease Rent Options (LRO). LRO brings a tremendous amount of discipline to the pricing process, enabling us to more precisely forecast demand to optimize pricing and occupancy across our portfolio, thereby increasing revenues. In 2006, we continued to refine and improve LRO to better manage pricing, occupancy and lease expirations to make us less vulnerable to seasonal shifts in customer traffic.
     We believe that pricing in the apartment industry is too reliant on on-site individuals who often use “gut instinct” to make what are ultimately arbitrary pricing decisions. To bring discipline and sophistication to pricing in the apartment industry, we began to actively market LRO to other apartment owners, licensing it to five large apartment companies; several other apartment owners are currently pilot testing the software. In 2006, Archstone-Smith entered into an agreement with The Rainmaker Group, an Atlanta-based software company, to market, distribute, develop, implement and support the LRO product.
     Resident websites. MRI provides a seamless online presence with our customers via resident-only websites, which we rolled out nationally in 2005, allowing customers 24/7 access to us to pay rent online, submit and track service requests, participate in periodic feedback surveys, review and update account information and more. In 2006, we collected online rent payments representing revenue of $304.6 million and 25.8% of total rent collected, which was 141% greater than the online rent payments collected in 2005. Online rent payments continued to accelerate throughout the year, with online rent payments in December 2006 totaling 32.0% of all rent collected.
     Online Lease. We believe that we were the first national apartment company where customers could complete leases completely online through Online Lease, our proprietary automated system. Using Online Lease, customers can log on to any computer to search for a specific apartment, view real-time pricing and availability, select rentable amenities such as garages or additional storage, complete their credit application and finalize their lease.
     Fully launched in 2005, Online Lease has been well-accepted by our customers, representing more than 17.0% of all leases transacted in 2006. Of those apartments that were leased online for the full year of 2006, 28.0% were leased sight-unseen by customers and 39.0% were leased by customers who only visited an Archstone-Smith community once. We believe Online Lease provides us with a meaningful competitive edge to better serve customers and improve our operating margins.
     Internet marketing and lead management. Approximately 44% of all of our leases for the year ended December 31, 2006, were sourced through the Internet, with the vast majority of our customers beginning their apartment search online through third-party search vehicles such as Google and Yahoo! or Internet Listing Services (ILS) that include Apartments.com and Move.com as well as our branded websites, ArchstoneApartments.com and SmithApartments.com. Because the acquisition cost for customers sourced through the Internet is dramatically lower than traditional marketing channels, such as print advertising, we continue to focus our marketing efforts on improving our online presence and lead management system.
Investing in our associates
     A critical component to ensuring the integrity of our brand offering is attracting, training and retaining the best professionals in our industry — and giving them the support and tools to provide an exceptional customer experience.
     Associate engagement. In 2005, we contracted with Kenexa, a leading associate engagement consultancy, to measure our associates’ engagement and identify key drivers of engagement. It is our belief that associates who are fully engaged in their roles tend to contribute at a much higher level to the company and stay with us longer. Our initial results were extremely encouraging, with 75% of our associates taking part in the survey. Our results place us in the top quartile of responses among the companies with whom Kenexa works, including many of the “best in class” corporations in the United States.

================================================================================

     Incentive-Based Compensation. We made significant progress during the year on our Incentive-Based Compensation (IBC) program, through which leasing associates take on a more traditional sales role, earning the majority of their compensation through leases “sold.” Previously, approximately 20% of our leasing associates’ income was based on leasing activity; with the IBC program, approximately 65% of a leasing associate’s income is generated through leases they put in place. We believe that providing this performance-based income potential allows us to attract higher-caliber sales associates who are more vested in delivering a superior experience to our customers. Full roll out of the IBC program was completed in 2006.
     Developing our leaders. In 2006, another 112 community and service managers attended Leading Teams at Archstone-Smith, a three-day program for our on-site management teams. This three-day program focuses on 31 leadership practices consistent with our company culture and values that we believe drive our success. To date, a total of 736 managers have participated in Leading Teams and The Practice of Leadership, our feedback-based training program for corporate and operations managers during which direct reports and peers evaluate managers to identify strengths and opportunities for improvement to enhance their effectiveness as team leaders.
Conservative Balance Sheet Management
     One of our primary financial objectives is to structure our balance sheet to enhance our financial flexibility in order to have access to capital when others in the industry do not. Archstone-Smith has a significant equity base, with equity market capitalization of $14.6 billion, including the value of the A-1 Common Units, as of December 31, 2006. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baal) and Fitch, Inc. (A-) are indicative of our solid financial position.
     In July 2006 we closed on the funding of $575 million aggregate principal amount of exchangeable senior unsecured notes – including a 15.0% underwriters over-allotment option – due 2036, with a coupon of 4.0%. The notes are exchangeable into Archstone-Smith Common Shares at an exchange ratio, subject to adjustment, of 15.7206 shares per $1,000 principal amount of notes. The company received approximately $563 million net proceeds from this offering and used the net proceeds to repay outstanding balances under its revolving credit facility and certain other indebtedness, to make additional investments and for general corporate purposes.
     Our unencumbered asset base was $7.6 billion as of the end of the year. As of February 20, 2007, we had approximately $1.1 billion of liquidity, including cash on hand, restricted cash in escrows and capacity on unsecured credit facilities. We believe this financial flexibility allows us to act more quickly on new investment opportunities as they arise.
     We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year. We have only $491.1 million of long-term debt maturing in 2007, representing 2.3% of our total market capitalization. The following summarizes our long-term debt maturity profile for 2007 through 2011, and thereafter, as of December 31, 2006 (dollar amounts in millions):

		% of Total Market
Year	Total	Capitalization (1)
2007	$491.1	2.3%
2008	546.8	2.6%
2009	481.5	2.3%
2010	404.5	1.9%
2011	843.6	4.0%
Thereafter and debt discount	3,364.4	16.0%

Total	$6,131.9	29.1%

(1)	Total market capitalization as of December 31, 2006, represents the market capitalization based on the closing share price on the last trading day of the period for common shares, Units and the liquidation value for Preferred Shares as well as the book value of total debt.
     Consistent dividend growth. We raised our anticipated 2007 distribution level 4.0% to $1.81 per share, marking our 16th consecutive annual Common Share dividend increase and a total increase of 183% since 1991.

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
Officers of Archstone-Smith
     Certain senior officers, including all executive officers, of Archstone-Smith are:

Name	Title
R. Scot Sellers*	Chairman and Chief Executive Officer
J. Lindsay Freeman*	Chief Operating Officer
Charles E. Mueller, Jr*	Chief Financial Officer
Caroline Brower*	General Counsel and Secretary
Alfred G. Neely*	Chief Development Officer and President – Charles E. Smith Residential Division
Mark A. Schumacher*	Chief Accounting Officer
Daniel E. Amedro	Chief Information Officer
Jack R. Callison	Executive Vice President-East Operations
Dana K. Hamilton	Managing Director – Europe
Gerald R. Morgan	Senior Vice President-National Operations

*	Executive Officers
Biographies of Senior Officers
     R. Scot Sellers — 50 — Chairman and Chief Executive Officer, Archstone-Smith, from June 1997 to July 1998 and since December 1998, with overall responsibility for Archstone-Smith’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer, Archstone-Smith, from July 1998 to December 1998; other executive management positions within Archstone-Smith and its predecessors and affiliates since 1993; Member, Executive Committee of the Board of Governors and, during 2006, Chairman, National Association of Real Estate Investment Trusts; Member, Executive Committee of the Board of Directors of the National Multi Housing Council; Director, Christian International Scholarship Foundation; Director of CEO Forum; and Director, Alliance for Choice in Education.
     J. Lindsay Freeman — 61 — Chief Operating Officer, Archstone-Smith, since September 2002, with responsibility for managing all investment and operating activities for Archstone-Smith; President-East Division, Archstone-Smith, from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; other executive management positions with Archstone-Smith and its predecessors and affiliates since May 1994. Mr. Freeman will retire on December 31, 2007.
     Charles E. Mueller, Jr. — 43 — Chief Financial Officer, Archstone-Smith, since December 1998, with responsibility for the planning and execution of the Company’s financial strategy, balance sheet management and corporate operations and oversight of the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence, risk management, human resources, national marketing and ancillary services functions; various other management positions with Archstone-Smith and its predecessors and affiliates since April 1994; Member, Executive Committee of the Board of Directors of the National Multi Housing Council Executive Committee; Member, Real Estate Roundtable President’s Council; Director, Colorado UpLIFT; Director, Denver K-Life. Mr. Mueller will assume the position of Chief Operating Officer, Archstone-Smith, on or before January 1, 2008.
     Caroline Brower — 58 — General Counsel and Secretary, Archstone-Smith, since September 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw, LLP) where she practiced transaction and real estate law.
     Alfred G. Neely — 61 — President, Charles E. Smith Residential Division, Archstone-Smith, since February 2005; Chief Development Officer, Archstone-Smith, since April 2003, with responsibility for the oversight and direction of all Archstone-Smith residential development projects; Executive Vice President, Archstone-Smith, and, prior to November 2001, Charles E. Smith Residential Realty, Inc. (a predecessor of Archstone-Smith) from April 1989 to April 2003 with responsibility for oversight and direction of High-Rise and garden residential development projects.

     Mark A. Schumacher — 48 — Chief Accounting Officer, Archstone-Smith, since December 2004 and Senior Vice President and Controller, Archstone-Smith, from January 2002 to December 2004, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International (“Qwest”) from December 2000 to December 2001, where he had principal responsibility for accounting and financial reporting; from 1984 through 2000, held various managerial and senior executive level positions in the accounting and financial reporting departments of US West. On March 15, 2005, the Securities and Exchange Commission entered an administrative order and settled civil proceedings against Mr. Schumacher relating to his work at Qwest. The Securities and Exchange Commission alleged, among other things, that Mr. Schumacher was a cause of Qwest failing to properly record and report certain transactions in accordance with generally accepted accounting principles in violation of the Securities Exchange Act of 1934 (the “Exchange Act”). Pursuant to the terms of the consent decree, Mr. Schumacher settled all claims against him, agreed to cease and desist from violating various provisions of Section 13 of the Exchange Act and related rules there under, agreed not to engage in the future in any activity in violation of such provisions and paid a fine of $40,000.
     Daniel E. Amedro — 50 — Chief Information Officer, Archstone-Smith, since May 1998, with primary responsibility for the company’s information technology functions and initiatives; prior thereto he held senior information officer positions at American Medical Response, the largest private ambulance operation in the United States, and Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.
     Jack R. Callison — 36 — Executive Vice President — East Operations, Archstone-Smith, since February 2006, with responsibility for the oversight of the company’s East Region community operations, which is comprised of more than 35,000 apartment units in the greater Washington D.C. metropolitan area, New York City, Boston, Southeast Florida and Atlanta, and represents over 55% of the company’s Net Operating Income; Executive Vice President — National Operations, Archstone-Smith from July 2005 to January 2006, where he was responsible for many of the company’s operating and technology-related initiatives in addition to overseeing human resources, national marketing, and ancillary services. Since joining the company in 1997, Mr. Callison has held numerous management positions in the company’s capital markets, investor relations, real estate due diligence and accounting departments. Mr. Callison is also a certified public accountant. Mr. Callison will assume the position of President — U.S. Operations, Archstone-Smith, at a time to be determined during 2007.
     Dana K. Hamilton — 38 — Managing Director – Europe, Archstone-Smith, since February 2005, with responsibility for research and development of European investment and operational opportunities; Executive Vice President – National Operations, Archstone-Smith, from May 2001 to February 2005, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; various other management positions with Archstone-Smith and its predecessors and affiliates since August 1994.
     Gerald R. Morgan — 43 — Senior Vice President — National Operations, Archstone-Smith, since March 2006, with responsibility for national operations and corporate services departments including human resources, marketing and ancillary services; from January 2000 to November 2005, Mr. Morgan was a partner serving as the chief operating officer and chief financial officer of Francisco Partners, a $2.5 billion private equity fund, where he was responsible for finance, accounting, investor relations, human resources and portfolio company reporting; prior thereto, Mr. Morgan held various financial positions with Security Capital Group Incorporated, most recently as a senior vice president serving as the chief financial officer of two London-based real estate investment funds. Mr. Morgan will assume the position of chief financial officer, Archstone-Smith, on or before January 1, 2008.
Employees
     We currently employ approximately 2,666 individuals, of whom approximately 1,958 are focused on the site-level operation of our garden communities and High-Rise properties. Of the site-level associates, approximately 123 are subject to collective bargaining agreements with four unions in Illinois and New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial activities and other support functions. We consider our relationship with our employees to be very good.
Insurance
     We carry comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our property policies for all United States operating and development communities and certain International communities include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. The terms of our property and general liability policies may exclude certain mold-related claims or other types of claims based on the specific circumstances and allegations. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for our United States communities we self-insure certain portions of our insurance program through a wholly-owned captive insurance company, and therefore use our own funds to satisfy those limits, when applicable.
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

Available Information and Code of Ethics
     Our website is http://www.archstonesmith.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. We have adopted a Code of Ethics and Business Conduct applicable to our Board and officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our Code of Ethics and Business Conduct is available through our website. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, principal financial officer and principal accounting officer or controller and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website. Any reference to our website in this Annual Report does not incorporate by reference the information contained in the website and such information should not be considered a part of this Annual Report. Charters of the Nominating and Corporate Governance Committee, Management Development and Executive Compensation Committee and Audit Committee, as well as the Code of Business Conduct and Ethics and our Corporate Governance Guidelines are available at no charge upon written request to Investor Relations, 9200 East Panorama Circle, Suite 400, Englewood, Colorado 80112.
Item 1A. Risk Factors
     The following factors could affect our future financial performance:
     We have restrictions on the sale of certain properties.
     A taxable sale of any of the properties acquired in the Smith Merger prior to January 1, 2022, could result in increased costs to us in light of the tax-related obligations made to the former Smith Partnership Unitholders. Under the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod, we are restricted from transferring specified high-rise properties located in the Crystal City area of Arlington, Virginia until October 31, 2016, without the consent of Messrs. Smith and Kogod, which could result in increased costs to us and our inability to sell these properties at an opportune time. However, we are permitted to transfer these properties in connection with a non-taxable sale or a sale of all of the properties in a single transaction or pursuant to a bona fide mortgage of any or all of such properties in order to secure a loan or other financing.
     We have similar restrictions with respect to the properties acquired from Oakwood Worldwide in 2005. The restrictions last until the earlier of (a) such time as 99% of the contributing partners have sold, redeemed or otherwise disposed of their A-1 Common Units in a taxable event and (b) the later to occur of (x) 10 years from the closing of the contribution of such properties and (y) the last to die of Howard Ruby and Ed Broida. Mr. Broida died in 2006.
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
     Additionally, our debt agreements contain customary covenants which, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions. These debt agreements also require us to maintain various financial ratios. Failure to comply with these covenants could result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our cash flow and ability to make distributions to shareholders.

     Some of our debt instruments bear interest at variable rates. Increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, higher interest rates would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our shareholders.
     We had $6.5 billion in total debt outstanding as of December 31, 2006, of which $2.8 billion was secured by real estate assets and $1.5 billion was subject to variable interest rates, including $84.7 million outstanding on our short-term credit facilities.
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
     Real estate, cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of communities or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, caps on rent and rent increases, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws. Although we seek to minimize these risks through our market research and property management capabilities, they cannot be totally eliminated.
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
     We must comply with certain accessibility, environmental, building, and health and safety laws and regulations related to the ownership, operation, development and acquisition of apartments. Under those laws and regulations, we may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Non-compliance with certain of these laws and regulations may impose liability without regard to fault, and could give rise to actions brought against us by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an apartment not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, whether it is an apartment community or land to be developed, we conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, which investigation includes performing a Phase I environmental assessment of the property and a Phase II assessment if recommended in the Phase I report. We hire architects and general contractors to design and build our development projects, and we rely on them to design and build in accordance with all legal requirements. We cannot, however, give any assurance that our investigations and these assessments have revealed all potential non-compliance issues or related liabilities, or that our development properties have been designed and built in accordance with all applicable legal requirements.
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
     There are certain types of losses (such as from war) that may be uninsurable or not economically insurable. Additionally, many of our communities in California are located in the general vicinity of active earthquake fault lines, and our Southeast Florida assets are in coastal locations and subject to hurricanes. Although we maintain insurance to cover most reasonably likely risks, including earthquakes and hurricanes, if an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital in, and anticipated profits from, one or more communities. We may also be required to continue to repay mortgage indebtedness or other obligations related to such communities. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. Any such loss could materially adversely affect our business, financial condition and results of operations.
     We have a concentration of investments in certain markets.
     As shown in the United States Geographic Distribution table below in “Item 2. Properties,” our most significant investment concentrations are in the Washington, D.C. metropolitan area, Southern California, the New York City metropolitan area and the San Francisco Bay Area. Southern California is the geographic area comprising the Los Angeles County, San Diego, Orange County, Ventura County and the Inland Empire markets. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas.
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
     Ownership of properties located outside of the United States subjects us to foreign currency risks which may adversely impact our ability to make distributions.
     We currently own properties located outside of the United States, which subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the Euro. Changes in the relation of these currencies to U.S. dollars may affect the fair values and earnings streams of our international holdings, and therefore our revenues and operating margins on our non-dollar denominated foreign holdings. These fluctuations in foreign currency exchange rates may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our Common Shareholders, per share trading price of our Common Shares, ability to satisfy our debt obligations and ability to qualify as a REIT.
     We intend to attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We have engaged, and may continue to engage, in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we do engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.
     Acquisition and ownership of foreign properties involve risks greater than those faced by us in the United States
     Foreign real estate investments generally involve certain risks not generally associated with investments in the United States. Our international acquisitions and operations are subject to a number of risks, including acquisition risk resulting from less knowledge of local real estate markets, economies, and business practices and customs; our limited knowledge of and relationships with sellers in these markets; higher due diligence, transaction and structuring costs than those we may face in the United States; additional accounting and control expenses; complexity and costs associated with managing international operations; difficulty in hiring qualified management, leasing personnel and service providers in a timely fashion; multiple, conflicting and changing legal, regulatory, tax and treaty environments, including land use, zoning and environmental laws, as well as the enactment of laws prohibiting or restricting the foreign ownership of property; exposure to increased taxation, confiscation or expropriation; currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States; difficulty in enforcing agreements in non-United States jurisdictions, including those entered into in connection with our acquisitions; and change in the availability, cost and terms of property financing resulting from varying national economic policies or changes in interest rates.
     Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
United States Geographic Distribution, excluding Ameriton
     At December 31, 2006, the geographic distribution for our eight core markets based on NOI for the three months ended December 31, 2006 was as follows:

Washington, D.C. metropolitan area	34.6%
Southern California	25.8
New York City metropolitan area	12.5
San Francisco Bay Area, California	11.5
Boston, Massachusetts	5.0
Seattle, Washington	4.2
Southeast Florida	2.2
Chicago, Illinois	2.0

Total	97.8%

     The following table summarizes the geographic distribution for 2006, 2005 and 2004, based on NOI:

	Total Portfolio(1)
	2006	2005	2004
Core Markets
Washington, D.C. metropolitan area	34.6%	36.6%	39.4%
Southern California	25.8	24.9	18.9
New York City metropolitan area	12.5	6.8	4.9
San Francisco Bay Area, California	11.5	8.2	8.2
Boston, Massachusetts	5.0	4.7	4.7
Seattle, Washington	4.2	3.9	3.1
Southeast Florida	2.2	4.0	4.7
Chicago, Illinois	2.0	4.3	6.1

Total Core Markets	97.8%	93.4%	90.0%
Non-Core Markets (2)
Houston, Texas	—	1.3%	1.5%
Denver, Colorado	—	1.1	1.9
Atlanta, Georgia	—	—	2.3
Raleigh, North Carolina	—	—	1.1
Other	2.2	4.2	3.2

Total Non-Core Markets	2.2%	6.6%	10.0%

Total All Markets	100%	100%	100%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. See Item 7 under the caption “Property-level operating results” for a discussion on why we believe NOI is a meaningful measure and a reconciliation of NOI to Earnings from Operations.

(2)	Markets that represent 1.0% or less of NOI in any year are included in Other for that year.

Real Estate Portfolio
     We are a leading multifamily company focused primarily on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. The following information summarizes our wholly owned real estate portfolio as of December 31, 2006 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)
OPERATING APARTMENT COMMUNITIES:
Garden Communities:
Boston, Massachusetts(2)	9	2,044	$474,586	86.9%
Dallas, Texas	1	514	48,177	96.1%
Denver, Colorado	1	156	10,549	92.9%
El Paso, Texas	1	379	14,198	92.9%
Houston, Texas	1	616	36,937	97.7%
Inland Empire, California	3	1,298	84,475	96.3%
Los Angeles County, California	20	7,483	1,454,616	92.1%
New York City metropolitan area	1	396	89,118	97.5%
Orange County, California	8	2,063	267,381	96.3%
Orlando, Florida	1	312	22,100	95.2%
Phoenix, Arizona	2	742	28,760	94.1%
San Diego, California	8	2,803	358,793	96.7%
San Francisco Bay Area, California	20	7,419	1,351,578	93.9%
Seattle, Washington	9	3,408	308,999	95.1%
Southeast Florida	5	1,924	232,675	95.4%
Stamford, Connecticut	1	160	36,568	95.6%
Ventura County, California	4	1,018	159,212	96.1%
Washington, D.C. metropolitan area	17	8,152	1,111,173	94.2%

Garden Community Subtotal/Average	112	40,887	$6,089,895	94.2%

High-Rise Properties:
Boston, Massachusetts(2)	5	1,207	$376,289	72.6%
Chicago, Illinois	2	1,113	234,813	95.2%
Los Angeles County, California(3)	3	1,073	238,151	91.0%
Minneapolis, Minnesota	1	250	27,107	95.6%
New York City metropolitan area	10	2,929	1,566,026	96.9%
Philadelphia, Pennsylvania	1	80	19,035	N/A
San Diego, California	1	387	44,358	93.5%
San Francisco Bay Area, California	2	853	268,575	95.4%
Seattle, Washington	2	338	62,422	N/A
Washington, D.C. metropolitan area	35	11,722	2,252,196	95.4%

High-Rise Subtotal/Average	62	19,952	$5,088,972	94.0%

FHA/ADA Settlement Capital Accrual	—	—	$29,185	N/A
Operating Apartment Communities Subtotal/Average	174	60,839	$11,208,052	94.1%

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
Garden Communities:
Los Angeles County, California	2	655	172,783	N/A
Orange County, California	1	884	60,161	N/A
San Francisco Bay Area, California	1	185	61,695	N/A

Garden Community Subtotal/Average	4	1,724	$294,639

High-Rise Properties:
Boston, Massachusetts	1	426	$112,242	N/A

Apartment Communities Under Construction Subtotal/Average	5	2,150	$406,881	N/A

APARTMENT COMMUNITIES IN PLANNING:(4)
Garden Communities:
Boston, Massachusetts	1	420	—
Washington, D.C. metropolitan area	1	357	—
High-Rise Communities:
Boston, Massachusetts	1	341	$16,774
Washington, D.C. metropolitan area	2	723	58,764

Total Apartment Communities In Planning (4) Subtotal/Average	5	1,841	$75,538

Total REIT Communities	184	64,830	$11,690,471

AMERITON PORTFOLIO:
Operating Apartment Communities	5	1,474	$174,983
Apartment Communities Under Construction and In Planning (4)	20	6,670	308,448
Other Real Estate Assets	—	—	102,093

Subtotal/Average	25	8,144	585,524

INTERNATIONAL PORTFOLIO:

German Operating Apartment Communities	119	8,334	851,593

OTHER REAL ESTATE ASSETS(5)	—	—	$60,052

Total Real Estate Owned at December 31, 2006	328	81,308	$13,187,640

See notes on following page.

(1)	Represents the percentage leased as of December 31, 2006. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2006. The “N/A” for the Seattle and Philadelphia markets in the High-Rise operating community section indicates that the markets are entirely comprised of Oakwood Master Lease communities. Oakwood Master Leased communities have been excluded from the Percentage Leased calculation for other markets that have both Oakwood Master Leased communities and communities with traditional resident leases. A “N/A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)	Lower average occupancy is due to the inclusion of certain recently completed development communities which are in Lease-Up and therefore not yet Stabilized.

(3)	Includes a 623-unit community which recently completed redevelopment and whose occupancy was 85.9% as of December 31, 2006.

(4)	As of December 31, 2006, we had two investments representing $7.1 million or 777 units and one investment representing $0.5 million or 176 units classified as In Planning and Under Control for Archstone-Smith and Ameriton, respectively. Our actual investment in these communities is reflected in the “Other assets” caption of our Balance Sheet.

(5)	Includes land that is not In Planning and other real estate assets.
Item 3. Legal Proceedings
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s wholly owned or joint venture communities, of which we still own or have an interest in 45. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $29.2 million of the original accrual remaining on December 31, 2006.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Shares are listed on the NYSE under the symbol “ASN.” The following table sets forth the high and low sales prices of our Common Shares, as reported on the NYSE Composite Tape, and cash distributions per Common Share for the periods indicated.

			Cash
	High	Low	Distributions
2005:
First Quarter	$38.28	$32.76	$0.4325
Second Quarter	39.25	33.63	0.4325
Third Quarter	43.03	38.25	0.4325
Fourth Quarter	43.10	36.31	0.4325
2006:
First Quarter	$50.11	$41.79	$0.4350
Second Quarter	51.38	44.81	0.4350
Third Quarter	55.31	49.66	0.4350
Fourth Quarter	61.00	53.81	0.4350
2007:
First Quarter (through February 20, 2007)	$64.77	$56.55	$0.4525
     As of February 20, 2007, we had approximately 220,379,832 Common Shares outstanding, approximately 2,640 record holders of Common Shares and approximately 26,148 beneficial holders of Common Shares.
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
     We announce the following year’s projected annual distribution level after the Board’s annual budget review and approval. In December 2006 the Board announced a 4.0% increase in the annual distribution level from $1.74 to $1.81 per Common Share and, in January 2007, declared the first quarter 2007 distribution of $0.4525 per Common Share payable on February 28, 2007, to shareholders of record on February 13, 2007. This dividend marks our 126th consecutive quarter of dividends declared and paid. All future Common Share distributions are subject to approval by our Board.
     We are restricted from declaring or paying any distribution with respect to our Common Shares unless cumulative distributions on all Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared and not paid. All of our declared distributions have been paid on schedule.
     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than ordinary income and reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. We notify our shareholders annually of the taxability of distributions paid during the preceding year. The following table summarizes the taxability of cash distributions paid on the Common Shares in 2006 and 2005:

	2006	2005
Per Common Share:
Ordinary income	$1.31	$1.12
Capital gains	0.43	0.61

Total	$1.74	$1.73

     For federal income tax purposes, the following summaries reflect the taxability of dividends paid on our Preferred Shares:

	2006	2005
Per Series I Preferred Share(1):
Ordinary income	$5,778	$4,959
Capital gains	1,882	2,701

Total	$7,660	$7,660

(1)	The Series I Preferred Shares have a par value of $100,000 per share.
     Our tax return for the year ended December 31, 2006 has not been filed, and the taxability information for 2006 is based upon the best available data we have. Our tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends may be subject to change.
     In 2006, 2005 and 2004 we issued 1,772,673, 11,289,070 and 374,921 A-1 Common Units of the Operating Trust as partial consideration for real estate, respectively. All units were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules thereunder.
     The following table summarizes repurchases of our Common Shares (amounts in thousands):

			Total Number of	Maximum Approximate
		Average Price Paid	Shares Purchased as	Dollar Value That May
	Number of Shares	per Share	Part of Publicly	Yet Be Purchased
Period	Purchased	(1)	Announced Plan	Under the Plan
1/1/05 - 2/28/05	—	$—	—	$188,633
3/1/05 - 3/31/05	1,210	34.27	1,210	147,083
4/1/05 - 4/30/05	437	34.40	437	132,137	(2)
5/1/05 - 12/31/05	—	—	—	132,137

Total	1,647	$34.31	1,647

1/1/06 - 12/31/06	—	$—	—	$132,137

Total	—	—	—

(1)	Price includes amounts paid for commissions.

(2)	On April 22, 2005, the Board increased the total authorized for share repurchases to $255 million.

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on Common Shares against the cumulative total return of the Standard & Poor’s Composite-500 Stock Index, the NAREIT Equity REIT Index and the NAREIT Apartment REIT Index for the five-year period commencing December 31, 2001 and ended December 31, 2006.(1) The Common Share price performance shown on the graph is not necessarily indicative of future price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Archstone-Smith	100	96	122	182	208	299
S & P 500	100	78	100	111	117	135
NAREIT Equity REIT Index	100	104	142	187	210	284
NAREIT Apartment REIT Index	100	94	118	159	182	254

(1)	Assumes that the value of the investment in Common Shares and each index was $100.00 on December 31, 2001 and that all dividends were reinvested.
Item 6. Selected Financial Data
     The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2002 to 2006. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report. Prior year’s amounts have been restated for amounts classified within discontinued operations. (in thousands, except per share data):

	Years ended December 31,
	2006	2005	2004	2003	2002

Operations Summary(1):
Total revenues(2)	$1,133,586	$833,633	$661,478	$594,374	$567,842
Property operating expenses (rental expenses and real estate taxes)	343,342	252,382	210,747	180,658	181,794
Net Operating Income(3)	712,834	525,221	431,523	394,382	376,586
Depreciation on real estate investments	261,438	187,771	150,470	119,776	109,074
Interest expense	245,895	164,035	125,108	107,791	107,978
General and administrative expense	68,188	58,604	55,479	49,838	45,710
Earnings from operations	201,008	121,609	106,111	100,658	106,188
Gains on dispositions of depreciated real estate, net(4)	—	—	—	—	35,950
Income from unconsolidated entities	36,316	22,432	17,902	5,745	53,602

Net earnings from discontinued operations(5)	518,313	464,488	410,632	341,913	145,691
Preferred Share dividends	3,829	3,831	10,892	20,997	32,185
Net earnings attributable to Common Shares(3):

	Years ended December 31,
	2006	2005	2004	2003	2002

— Basic	723,605	612,341	531,450	412,660	282,630
— Diluted	735,452	612,693	535,714	426,192	282,830
Common Share dividends	377,513	353,623	539,116	245,460	306,189
Per Share Data:
Net earnings attributable to Common Shares:
— Basic	$3.35	$3.01	$2.71	$2.20	$1.59
— Diluted	3.33	3.00	2.69	2.18	1.58
Common Share cash dividends paid(6)	1.74	1.73	2.72	1.71	1.70
Cash dividends paid per share:
Series A Preferred Share(7)	—	—	—	2.11	2.29
Series C Preferred Share(8)	—	—	—	—	1.38
Series D Preferred Share(9)	—	—	1.31	2.19	2.19
Series H, J, K and L Preferred Shares(10)	—	—	—	3.38	3.36
Series I Preferred Share(10)(11)	7,660.00	7,660.00	7,660.00	7,660.00	7,660.00
Weighted average Common Shares outstanding:
— Basic	216,159	203,526	196,098	187,170	177,757
— Diluted	221,153	204,492	199,233	195,640	178,780

(1)	Net earnings from discontinued operations have been reclassified to reflect communities classified as discontinued operations as of December 31, 2006 for all years presented.

(2)	Annual revenues and other income, inclusive of discontinued operations, for 2006, 2005, 2004, 2003 and 2002 were $1.3 billion, $1.1 billion, $1.0 billion, $1.0 billion and $1.0 billion, respectively.

(3)	Defined as rental revenues less rental expenses and real estate taxes. We believe that net earnings attributable to Common Shares and NOI are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See Item 7 of this Annual Report under Results of Operations for a reconciliation of NOI to Earnings from Operations, and to obtain the required information to recalculate NOI from continuing operations.

(4)	Gains on the disposition of real estate investments classified as held for sale after January 1, 2002 are included in discontinued operations.

(5)	Represents property-specific components of net earnings and gains/losses on the disposition of real estate classified as held for sale subsequent to January 1, 2002.

(6)	Includes a $1.00 per share special dividend issued to our Common Shareholders and Unitholders in December 2004.

(7)	The Series A Preferred Shares were called for redemption during October 2003; of the 2.9 million Preferred Shares outstanding, 2.8 million were converted to Common Shares and the remaining were redeemed.

(8)	All of the outstanding Series C Preferred Shares were redeemed at liquidation value plus accrued dividends in August 2002.

(9)	All of the outstanding Series D Preferred Shares were redeemed at liquidation value plus accrued dividends in August 2004.

(10)	The Series L Preferred Shares were converted into Common Shares during December 2004 and the dividend paid during 2004 prior to conversion was $3.40 per share. In September 2004, the Series K Preferred Shares were converted into Common Shares and the dividend paid during 2004 prior to conversion was $2.55 per share. The Series H Preferred Shares were converted into Common Shares during May 2003 and the dividend paid during 2003 prior to conversion was $1.27 per share. In July 2002, Series J Preferred Shares were converted into Common Shares. During the fourth quarter 2001, we paid approximately $5.8 million of dividends on the Series H, I, J, K and L Preferred Shares that were declared by Smith Residential prior to the Smith Merger.

(11)	Series I Preferred Shares have a par value of $100,000 per share.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Financial Position:
Real estate owned, at cost	$12,858,507	$11,031,917	$8,972,860	$8,891,418	$9,229,398

Real estate held for sale(1)	329,133	327,347	249,178	107,762	68,337
Investments in and advances to unconsolidated entities	235,323	132,728	111,481	86,367	116,594
Total assets	13,259,127	11,462,095	9,061,280	8,916,591	9,091,647
Unsecured credit facilities	84,723	394,578	19,000	103,790	365,578
Long-Term Unsecured Debt	3,355,699	2,540,036	2,094,358	1,866,861	1,771,724
Mortgages Payable	2,776,234	2,393,652	2,031,505	1,960,827	2,330,533
Total liabilities	6,956,789	5,693,305	4,469,994	4,179,488	4,699,920
Perpetual Preferred Shares	50,000	50,000	50,000	148,940	294,041
Total shareholders’ equity	5,563,189	4,981,517	4,093,178	4,144,687	3,843,818
Number of Common Shares outstanding	220,147	212,414	199,577	194,762	180,706

	Years Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Net cash flows provided by (used in):
Operating activities	$537,428	$414,019	$399,897	$343,696	$385,107
Investing activities	(506,264)	(964,621)	528,253	428,166	(137,401)
Financing activities	3,853	360,985	(730,125)	(779,478)	(241,887)

(1)	Previous years have been restated to include assets that were classified as held for sale as of December 31, 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Executive Summary
     During the three years covered by this Annual Report, we have continued to focus on two of our most important goals: (i) managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in outstanding locations in our core markets; and (ii) building the dominant operating platform in the apartment industry.
     As it relates to the goal of managing our invested capital, in 2006 we completed a twelve year effort to reposition virtually all our portfolio from less desirable commodity markets into some of the very best apartment markets in the country. The following graphs help illustrate the dramatic shift which has occurred over that period.

United States Geographic Distribution - 1995 vs. 2006(1)

(1)	Allocation is based on the relative NOI in core versus non-core markets for the three months ended December 31, 1994 for the 1995 geographic distribution and the three months ended December 31, 2006 for the 2006 geographic distribution. Core markets are defined as the Washington D.C. metropolitan area; Southern California; the New York City metropolitan area; the San Francisco Bay Area in California; Boston, Massachusetts; Seattle, Washington; Southeast Florida and Chicago, Illinois. Non-core is defined as all other markets in the United States.
     Although the full measure of success related to this strategy will be more fully reflected in future results, the increase in our diluted earnings per share, which includes gains from dispositions, have been encouraging.
Diluted Earnings Per Share

Other major factors that influenced our operating results over the last three years include the following:
•	Our Same-Store NOI has increased 11.0% in 2006 as compared to 2004. We believe the improvement in our Same-Store performance has resulted from a number of factors including strengthening market fundamentals as well as benefits from the significant investments we have made in people and operating systems.

•	The significant disposition volume resulting from the portfolio repositioning strategy mentioned above, resulted in REIT GAAP gains, net of disposition costs, of $546.3 million, $446.7 million and $372.2 million in 2006, 2005 and 2004, respectively. These gains have been a major driver of our earnings per share growth.

•	Utilizing the REIT’s development, acquisition and operating expertise, Ameriton has identified under-managed operating communities, as well as development and redevelopment opportunities with a short-term ownership horizon of one to two years that have produced GAAP gains, net of dispositions costs, of $51.2 million, $75.2 million and $65.1 million in 2006, 2005 and 2004, respectively. The timing and amount of Ameriton’s contributions to our earnings will fluctuate from year to year and depend primarily on its ability to identify profitable investment opportunities, timing of completion of investments in its development pipeline and real estate market values.

•	During 2006, we recognized a net loss of $13.1 million ($6.4 million excluding depreciation) as a result of building our International platform and our expansion efforts in Germany.

•	We recognized $77.4 million, $56.0 million and $19.2 million in other income during 2006, 2005 and 2004, respectively, related primarily to non-recurring insurance-related reimbursement, gains from land sales (including Ameriton land sales) and interest income.

•	We recognized $275.8 million, $217.6 million and $208.8 million in interest expense, including discontinued operations, during 2006, 2005 and 2004, respectively. The year over year increases were due primarily to financing related to the growth in our real estate portfolio and higher average interest rates.

•	We recognized $37.5 million, $72.2 million and $29.3 million in other expense, including discontinued operations, during 2006, 2005 and 2004, respectively, related primarily to Ameriton income taxes, debt extinguishment costs and loss contingencies. Most of the costs in other expense are event-driven and will not necessarily reoccur each year.

•	We recognized $2.3 million and $28.8 million in other non-operating income during 2006 and 2005, respectively, related primarily to gains from the sale of our Rent.com investment.

Reconciliation of Quantitative Summary to Consolidated Statements of Earnings
     The following schedule is provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section:

	2006			2005			2004
	Continuing	Discontinued		Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$1,056,176	$139,457	$1,195,633	$777,603	$239,806	$1,017,409	$642,270	$325,784	$968,054

Other income	77,410	—	77,410	56,030	—	56,030	19,208	—	19,208
Property operating expenses (rental expenses and real estate taxes)	(343,342)	(61,022)	(404,364)	(252,382)	(105,587)	(357,969)	(210,747)	(143,341)	(354,088)

Depreciation on real estate investments	(261,438)	(26,858)	(288,296)	(187,771)	(51,017)	(238,788)	(150,470)	(69,519)	(219,989)

Interest expense	(245,895)	(29,931)	(275,826)	(164,035)	(53,533)	(217,568)	(125,108)	(83,644)	(208,752)

General and administrative expenses	(68,188)	—	(68,188)	(58,604)	—	(58,604)	(55,479)	—	(55,479)

Other expense	(13,715)	(23,805)	(37,520)	(49,232)	(22,947)	(72,179)	(13,563)	(15,739)	(29,302)

Minority interest	(30,541)	(77,100)	(107,641)	(21,164)	(64,168)	(85,332)	(20,465)	(49,356)	(69,821)

Income from unconsolidated entities	36,316	—	36,316	22,432	—	22,432	17,902	—	17,902

Other non-operating income	2,338	—	2,338	28,807	—	28,807	28,162	—	28,162

Gains, net of disposition costs	—	597,572	597,572	—	521,934	521,934	—	446,447	446,447

Net earnings	$209,121	$518,313	$727,434	$151,684	$464,488	$616,172	$131,710	$410,632	$542,342

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

				2006 vs. 2005	2005 vs. 2004
				Increase /	Increase /
	2006	2005	2004	(Decrease)	(Decrease)
Rental revenues:
Same-Store (1)	$637,079	$600,358	$579,358	$36,721	$21,000
Non Same-Store	491,668	375,712	348,668	115,956	27,044
Ameriton	20,869	33,986	36,752	(13,117)	(2,766)
International	34,920	—	—	34,920	—
Non-multifamily	11,097	7,353	3,276	3,744	4,077

Total revenues	1,195,633	1,017,409	968,054	178,224	49,355

Property operating expenses (rental expenses and real estate taxes):
Same-Store (1)	201,158	193,906	186,512	7,252	7,394
Non Same-Store	173,108	145,033	148,224	28,075	(3,191)
Ameriton	10,619	17,038	18,884	(6,419)	(1,846)
International	16,225	—	—	16,225	—
Non-multifamily	3,254	1,992	468	1,262	1,524

Total operating expenses	404,364	357,969	354,088	46,395	3,881

Net Operating Income (rental revenues less property operating expenses)	791,269	659,440	613,966	131,829	45,474

Margin (NOI/rental revenues):	66.2%	64.8%	63.4%	1.4%	1.4%
Average occupancy during period: (2)	93.9%	94.6%	94.8%	(0.7%)	(0.2%)

Other income	77,410	56,030	19,208	21,380	36,822
Depreciation of real estate investments	288,296	238,788	219,989	49,508	18,799
Interest expense	327,634	256,679	232,324	70,955	24,355
Capitalized interest	51,808	39,111	23,572	12,697	15,539

Net interest expense	275,826	217,568	208,752	58,258	8,816
General and administrative expenses	68,188	58,604	55,479	9,584	3,125
Other expense	37,520	72,179	29,302	(34,659)	42,877

Earnings from continuing and discontinued operations	198,849	128,331	119,652	70,518	8,679

Minority interest	107,641	85,332	69,821	22,309	15,511
Equity in earnings from unconsolidated entities	36,316	22,432	17,902	13,884	4,530
Other non-operating income
Gains on disposition of real estate investments, net of disposition costs:	2,338	28,807	28,162	(26,469)	645
Taxable subsidiaries	51,245	75,248	74,230	(24,003)	1,018
REIT	546,327	446,686	372,217	99,641	74,469

Net earnings	$727,434	$616,172	$542,342	$111,262	$73,830

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on December 31, 2006 and fully operating during all three years in the comparison period.

(2)	Does not include occupancy associated with properties owned by Ameriton, operated under the Oakwood Master Leases or International.

Property-level operating results — 2006 compared to 2005
     We utilize NOI as the primary measure to evaluate the performance of our operating communities and for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. In analyzing the performance of our operating portfolio, we evaluate Same-Store communities separately from Non Same-Store communities and other properties.
Same-Store Analysis
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on December 31, 2006 and fully operating during both years.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
Garden	6.6%	6.2%	6.7%
High-Rise	6.5%	1.9%	8.8%

Total	6.5%	4.4%	7.5%

     Same-Store revenues were up in all core markets for both the garden and the High-Rise portfolios, resulting primarily from higher rental income per unit. During 2006, we experienced substantial upward pressure on new move-in rental rates as a result of a number of factors, including: (i) employment growth; (ii) lack of new apartment supply due to limited land to build competing assets; (iii) significant increases in the values of single family homes in our protected markets; and (iv) higher interest rates, all of which have translated into significant increases in our revenue growth. In addition to strong rent increases and actively managing our lease expirations we are also continuing to make enhancements to many components of the operating platform, such as LRO, MRI, Online Lease, resident portal and internet marketing. We believe that all of these improvements have resulted in meaningful efficiencies for us. The primary drivers of our year-over-year operating expenses were higher insurance costs, real estate taxes and personnel costs. During 2006, we began passing more utility costs through to residents in our High-Rise communities which helped lower our operating expenses. These revenue and expense increases resulted in overall portfolio Same-Store NOI growth of 7.5%, which was driven principally by strong NOI growth in the Washington D.C. metropolitan area, Southern California and the New York City metropolitan area — which represent more than 72% of the company’s portfolio — with year-to-date Same-Store NOI increases of 7.4%, 8.5% and 12.6%, respectively.
Non Same-Store and Other Analysis
     The $87.9 million NOI increase in the non Same-Store portfolio is primarily attributable to (i) $86.6 million related to acquisitions; (ii) $15.6 million related to newly developed apartment communities, including Lease-Ups; (iii) $33.3 million related to the Oakwood Master Leases; and offset by (iv) $52.9 million related to community dispositions.
Ameriton
     The $6.7 million NOI decrease from Ameriton apartment communities is primarily attributable to a $10.3 million decline related to community dispositions, including the sale of new developments, partially offset by $3.5 million increase from community acquisitions.
International
     The increase in NOI of $18.7 million is primarily attributable to the DeWAG acquisition that occurred in July 2006. As of December 31, 2006, the International portfolio consisted of 8,334 residential units.
Non Multi-family
     The $2.5 million NOI increase is primarily attributable to commercial/retail income associated with an asset purchased by Ameriton in July, 2005.

Property-level operating results — 2005 compared to 2004
Same-Store Analysis
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on December 31, 2005 and fully operating during both years.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
Garden	3.6%	3.5%	3.6%
High-Rise	3.9%	4.8%	3.4%

Total	3.7%	4.1%	3.6%

     Same-Store revenues were up in all core markets for both the garden and the High-Rise portfolios, resulting primarily from higher rental income per unit and a slight improvement in the percentage of units occupied. We experienced revenue growth throughout 2005 as our markets strengthened and pricing power returned as new move-in rents, a leading indicator, continued to rise. In addition to improving operating fundamentals across our markets, we believe LRO has also enabled us to better manage lease expirations and produce higher revenues in the slow seasonal months. The Washington D.C. metropolitan area and Southern California, our two largest markets, reported revenue growth of 3.9% and 4.3%, respectively. The drivers of our year-over-year operating expenses were higher real estate taxes and personnel costs, as well as extraordinary snow removal and utility expenses in the first quarter of 2005. These increases were realized to a greater degree in High-Rise. These revenue and expense increases resulted in overall portfolio Same-Store NOI growth of 3.6%, which was the major driver of the 1.4% margin increase recorded for the overall portfolio.
Non Same-Store and Other Analysis
     The $30.2 million NOI increase in the non Same-Store portfolio is primarily attributable to (i) $51.5 million related to acquisitions; (ii) $16.0 million related to newly developed apartment communities, including lease-ups; (iii) $20.0 million related to the Oakwood Master Leases; and offset by (iv) $61.2 million related to community dispositions.
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
Other Income
     The increase in other income during 2006 as compared to 2005 resulted primarily from (i) a $19.0 million increase in interest income on mortgage loans to third parties and other interest bearing instruments; (ii) a $19.6 million increase in gains on land sales, primarily in Ameriton. These increases were offset by a $21.9 million decrease in 2006 related to insurance recoveries.
     The increase in other income during 2005 as compared to 2004 resulted primarily from (i) a $25.7 million increase from insurance recoveries related to moisture infiltration and mold litigation settlement costs associated with a previously owned community in Southeast Florida; (ii) a $9.3 million increase in interest income on mortgage loans to third parties and other interest bearing instruments; (iii) a $4.7 million increase in hurricane-related insurance reimbursements; and (iv) a $2.8 million insurance reimbursement for costs incurred in connection with our FHA and ADA settlement. These increases and other smaller insurance-related reimbursements recorded in 2005 were partially offset by a $4.7 million benefit related to the sale of CES and higher land gains in 2004.

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
Interest Expense
     The increase in gross interest expense during 2006 as compared to 2005 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our unsecured credit facilities and other debt instruments. The International transactions were the most significant drivers of the portfolio increase in 2006. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates in 2006.
     The increase in gross interest expense during 2005 as compared to 2004 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our unsecured credit facilities and other debt instruments. The Oakwood transaction was the most significant driver of the portfolio increase in 2005. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates in 2005.
General and Administrative Expenses
     The increase in the general and administrative expenses during 2006 as compared to 2005 is principally due to higher personnel-related costs related to our recent International expansion.
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
Other Expenses
     The decrease in other expenses during 2006 as compared to 2005 is primarily attributable to (i) $14.3 million decrease in early debt extinguishment costs; (ii) an $8.5 million decrease in legal expenses; (iii) a $1.5 million decrease in taxes in our taxable REIT subsidiaries; (iv) a $7.8 million decrease in hurricane related charges; (v) a $2.8 million writeoff of a loan to a prior affiliate in 2005; and (vi) a $1.5 million impairment related to a non-core asset in 2005 offset by a $4.3 million impairment charge on that asset in 2006.
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
Minority Interest
     Minority interest increased in each successive period as a result of higher earnings and changes in the relative number of Common Units in each period, which averaged 12.9%, 12.1% and 10.9% of net earnings for 2006, 2005 and 2004, respectively.
Equity in Income from Unconsolidated Entities
     The increase in income from unconsolidated entities during 2006 as compared to 2005 is due primarily to more income from community dispositions and related venture liquidations.

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
Other Non-Operating Income
     Other non-operating income during 2006 consists primarily of a $1.7 million of gain from the sale of our Rent.com investment which was recorded upon the resolution of certain contingencies..
     Other non-operating income during 2005 consists primarily of $25.9 million of gains from the sale of our Rent.com investment and $2.1 million from the sale of other equity securities while 2004 other non-operating income consists of $24.9 million in gains on the sale of equity securities and a $3.3 million gain from the sale of our property management business.
Gains on real estate dispositions
     See “Discontinued Operations Analysis” below for discussion of gains.
Discontinued Operations Analysis
     Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held for sale as of December 31, 2006 (dollars in thousands).

	Years Ended December 31,
	2006	2005	2004
Rental revenue	$139,457	$239,806	$325,784
Rental expenses	(44,043)	(74,715)	(104,023)
Real estate taxes	(16,979)	(30,872)	(39,318)
Depreciation on real estate investments	(26,858)	(51,017)	(69,519)
Interest expense (1)	(29,931)	(53,533)	(83,644)
Income taxes from taxable REIT subsidiaries	(9,972)	(15,600)	(13,975)

Provision for possible loss on real estate investment	(4,328)	(1,500)	—
Debt extinguishment costs related to dispositions	(9,505)	(5,847)	(1,764)
Allocation of minority interest	(77,100)	(64,168)	(49,356)

Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	51,245	75,248	62,629
REIT	546,327	446,686	383,818

Total discontinued operations	$518,313	$464,488	$410,632

Number of communities sold during period	42	35	30
Number of communities classified as held for sale	9	9	6

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $20.9 million, $40.3 million and $62.2 million for 2006, 2005 and 2004, respectively.
     As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in all three years. The resulting gains, net of disposition costs, were the biggest driver of overall earnings from discontinued operations. The REIT gains progressively increased in each successive year as communities with higher values were sold and the market for apartment communities improved. Our taxable REIT subsidiary gains are from Ameriton community dispositions, which contributed significantly to our earnings in each year. The year-to-year changes in revenues and operating expenses associated with discontinued operations is primarily attributable to the market and number of communities sold during the period or held for sale at the end of the period. Changes in direct operating expenses and allocated interest expense generally relate to the overall revenue levels for each period. Income taxes fluctuate in relation to the taxable gains associated with communities sold by our taxable REIT subsidiaries, which increased in each successive year. The portion of earnings from discontinued operations allocated to minority interest increased each year due primarily to the higher income resulting from higher gains.
Preferred Share Dividend Analysis
     Preferred Share distributions were consistent between 2006 and 2005 and decreased by $7.1 million in 2005 as compared to 2004 This decrease was primarily due to the redemption of our Series D Preferred Shares in August 2004, the conversion of Series K Preferred Shares into Common Shares in September 2004 and the early conversion of Series L Preferred Shares into Common Shares in December 2004. These savings were partially offset by the recognition of $1.7 million of issuance costs related to the Series D Preferred Shares in 2004. The decrease in Preferred Share distributions due to conversions was offset by an increase in Common Share dividends.
Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2007. Please refer to the Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the years ended December 31, 2006, 2005 and 2004.
Scheduled Debt Maturities and Interest Payment Requirements
     We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. We have scheduled debt maturities of $491.1 million during 2007, $546.8 million in 2008 and $481.5 million in 2009. See Note 8 in our audited financial statements in this Annual Report for additional information on outstanding debt balances and scheduled debt maturities.
     On February 20, 2007, we had $69.9 million borrowed on our unsecured credit facilities, $8.9 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $625.4 million.
     Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective weighted average interest rates of 5.9%, 5.6% and 5.4%, respectively, as of December 31, 2006. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.
     Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2006.
Shareholder Dividend/Distribution Requirements
     Based on anticipated distribution levels for 2007 and the number of shares and units outstanding as of December 31, 2006, we anticipate that we will pay the following dividends/distributions in 2007 (in thousands, except per share amounts):

	Per Share	Total
Common Share and Common Unit distributions(1)(2):
Common Shares	$1.81	$398,466
A-1 Common Unit distributions	1.81	53,421
M Preferred Unit	476.03	—
N-1 Preferred Units	20.96	6
N-2 Preferred Units	8.98	6
Series I Preferred Share dividends(3)	7,660.00	3,830

Total dividend/distribution requirements		$455,729

(1)	Future distributions on Common Shares and Common Units are contingent upon approval by our Board of Trustees.

(2)	See Note 11 in our audited financial statements in this Annual Report for more information on minority interests.

(3)	Series I Preferred Shares have a par value of $100,000 per share.

Planned Investments
     Following is a summary of planned investments as of December 31, 2006, including Ameriton but excluding joint ventures. The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors (dollar amounts in thousands).

	Planned Investments
	Discretionary	Committed
Communities under redevelopment	$1,812	$3,082
Communities under construction	—	619,441
Communities In Planning and Owned	1,196,121	—
Communities In Planning and Under Control	406,336	—
Community acquisitions under contract	146,766	—
FHA/ADA Settlement Capital Accrual	—	29,185

Total	$1,751,035	$651,708

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.
     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2009. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.
Funding Sources
     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling, existing cash balances and borrowings under our unsecured credit facilities, prior to arranging additional long-term financing. We had $625.4 million in available capacity on our unsecured credit facilities, $465.3 million of cash in tax-deferred exchange escrow and $3.0 million of cash on hand at February 20, 2007. In addition, we expect the proceeds from REIT dispositions to approximate our investment in new REIT operating community acquisitions in 2007. We therefore do not believe that discontinued operations will have a significant adverse impact on our liquidity in the foreseeable future. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions.
Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s wholly owned and joint venture communities, of which we still own or have an interest in 45. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $29.2 million of the original accrual remaining on December 31, 2006.

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
     If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses. For example, if hypothetically, we were to reduce our development and land acquisition activity by 25% with no corresponding decrease in internal costs, our diluted net earnings per Common Share could decrease by approximately 0.6% or approximately $0.019 based on 2006 amounts.
Valuation of Real Estate
     Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held for sale under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money to closing. Deciding when management is committed to selling an asset is therefore highly subjective.
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
     The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. For example, we would value a community with annual NOI of $10 million at $200 million using a 5.0% capitalization rate, whereas that same community would be valued at $166.7 million if the actual capitalization rate were 6.0%. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. For example, we have sold approximately $4.0 billion of real estate assets based on cost over the 3 years covered by this Annual Report, which produced approximately $1.6 billion in gains. Over that same period, we have recorded $5.8 million in valuation-related impairments.
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
     Total capital expenditures were 0.9% and 1.5% of weighted average gross real estate as of December 31, 2006 and 2005, respectively. Additionally, depreciation expense related to continuing operations as a percentage of depreciable real estate was 3.0%, 3.1% and 3.3% or $1.05, $1.03 and $0.99 per diluted Share for the years ended December 31, 2006, 2005 and 2004, respectively. If the actual weighted average useful life were determined to be one year shorter or longer than management’s current estimate, our annual depreciation expense would increase or decrease approximately 3.0% or $0.03 per Common Share. See Note 1 in our audited financial statements in this Annual Report for additional detail on depreciable lives.
Pursuit Costs
     We incur costs relating to the potential acquisition of existing operating communities or land for development of new operating communities, which we refer to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Other Asset section of the balance sheet. If these conditions are not met, the costs are expensed as incurred. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs and legal costs. Upon acquisition, the costs are included in the basis of the acquired property. When it becomes probable that a prospective acquisition will not be acquired, the accumulated costs for the property are charged to other expense on the statement of earnings in the period such a determination is made.
     Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a “critical accounting estimate.” If it were determined that 25% of accumulated costs relating to prospective acquisitions were deemed improbable as of December 31, 2006, net earnings for the year ended December 31, 2006 would decrease by approximately $0.027 per share, excluding refundable earnest money.
Consolidation vs. Equity Method of Accounting for Ventures
     From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe, makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”
     For example, if we were to consolidate all of our equity-method joint ventures at December 31, 2006, our total assets and total liabilities would increase by approximately $1.5 billion (11.4%) and $1.2 billion (17.1%), respectively.

Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at December 31, 2006, aggregated $235.3 million. Please refer to Note 6, Investments in and Advances to Unconsolidated Entities for additional information.
     As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain Unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements. We do not believe that we will be required to perform under the terms of the indemnification agreements due to our ability and intent to hold and use these properties through the term of the indemnification period or our ability to dispose of assets through tax-deferred exchanges. The estimated difference in the book and tax carrying value of properties that are at least partially subject to tax protection agreements was approximately $4.3 billion at December 31, 2006.
Contractual Commitments
     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions).

		2008	2010	2012
	2007	and 2009	and 2011	thru 2096	Total
Scheduled long-term debt maturities	$491.1	$1,028.3	$1,248.1	$3,364.4	$6,131.9
Unsecured credit facilities(1)	—	—	84.7	—	84.7
Term loan — International	235.8	—	—	—	235.8
Interest on indebtedness	335.3	590.7	481.7	188.2	1,595.9
Development and redevelopment expenditures	307.9	314.6	—	—	622.5
Performance bonds and guarantees	26.9	11.5	—	1.2	39.6
FHA/ADA Settlement(2)	14.6	14.6	—	—	29.2
Lease commitments and other(3)	86.0	17.7	19.2	217.8	340.7

Total	$1,497.6	$1,977.4	$1,833.7	$3,771.6	$9,080.3

(1)	The $600 million unsecured facility matures December 2010, with a one-year extension option available at our discretion.

(2)	Represents the estimated capital spending associated with the FHA and ADA settlement assuming the remainder will be spent evenly over the next two years. Certain communities impacted by the settlement may be sold, which could impact the ultimate timing and amounts spent.

(3)	Includes letters of credit and lease commitments relating principally to ground lease payments as of December 31, 2006.
New Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The adoption of EITF No. 04-5 did not have a material impact on our financial position, net earnings or cash flows.
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
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our financial position, net earnings or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position, net earnings or cash flows.
     Please refer to Note 12 for details regarding the implementation of SFAS No. 123R, “Share-Based Payment.”
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
     We formally assess both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We assess effectiveness of purchased interest rate caps based on overall changes in the fair value of the caps. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.
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

     During the years ended December 31, 2006, 2005 and 2004 we recorded an increase/(decrease) to interest expense of $372,000, $(174,000) and $33,000, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible.
     The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2006. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks (dollar amounts in thousands).

	Notional	Maturity	Carrying and
	Amount	Date Range	Estimated Fair Value
Cash flow hedges:
Interest rate caps	$486,354	2007-2013	$809
Interest rate swaps	367,054	2007-2014	7,080

Total cash flow hedges	$853,408	2007-2014	$7,889

Fair value hedges:
Interest rate swaps	$75,055	2008	$1,185
Total rate of return swaps	36,346	2007	(1,447)

Total fair value hedges	$111,401	2007-2008	$(262)

Total hedges	$964,809	2007-2014	$7,627

Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. During 2006 and 2005, we entered into foreign currency forward contracts with an aggregated notional amount of €201.5 million and designated the contracts as cash flow hedges. The fair value of these forward contracts at December 31, 2006 was ($1.2) million.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of natural gas, fuel oil and electricity rates. During 2005 and 2006, we entered into contracts with several of our suppliers to fix our payments on set quantities of natural gas, fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of December 31, 2006, we had energy-related derivatives with aggregate notional amounts of $5.3 million and an estimated fair value and carrying amount of ($1.1) million. These contracts mature on or before December 31, 2007.
Equity Securities Hedging Activities
     We are exposed to price risk associated with changes in the fair value of certain equity securities. During 2006, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $6.6 million and an aggregate fair value of the forward sale agreements of approximately ($0.3) million, to protect against a reduction in the fair value of these securities. We designated this forward sale as a fair value hedge.
Interest Rate Sensitive Liabilities
     The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2006. As the table incorporates only those exposures that existed as of December 31, 2006, it does not consider those exposures or positions that could arise after that date.
     Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2006, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands):

								Estimated
							Total	Fair
	2007	2008	2009	2010	2011	Thereafter	Balance	Value(1)
Interest rate sensitive liabilities:
Unsecured credit facilities:	$—	$—	$—	$84,723	$—	$—	$84,723	$84,723
Average nominal interest rate(2)	—	—	—	5.5%	—	—	5.5%	—
Term loan — International:	$235,771	$—	$—	$—	$—	$—	$235,771	$235,771
Average nominal interest rate(2)	4.1%	—	—	—	—	—	4.1%	—
Long-Term Unsecured Debt:
Fixed rate	$386,250	$312,822	$81,250	$263,750	$625,000	$1,610,332	$3,279,404	$3,360,607
Average nominal interest rate(2)	5.4%	4.0%	7.6%	6.0%	4.5%	5.7%	5.4%	—
Variable rate(3)	$—	$21,468	$—	$—	$—	$54,827	$76,295	$76,295
Average nominal interest rate(2)	—	3.9%	—	—	—	4.0%	4.0%	—
Mortgages payable:
Fixed rate debt	$77,690	$196,637	$392,102	$131,931	$174,143	$820,480	$1,792,983	$1,818,091
Average nominal interest rate(2)	5.8%	5.7%	6.0%	6.0%	6.1%	6.0%	6.0%	—
Variable rate debt	$27,235	$15,859	$8,132	$8,813	$44,446	$878,766	$983,251	$983,251
Average nominal interest rate(2)	5.1%	2.4%	5.1%	5.1%	4.6%	4.9%	4.8%	—

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2006. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 5.9%, 5.6% and 5.4, respectively, as of December 31, 2006.

(3)	Represents unsecured tax-exempt bonds.
Item 8. Financial Statements and Supplementary Data
     Our Balance Sheets as of December 31, 2006 and 2005, and our Statements of Earnings, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2006, Schedule III — Real Estate and Accumulated Depreciation and Schedule IV — Mortgage Loans on Real Estate, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this Annual Report and are incorporated herein by reference. Unaudited selected quarterly financial data is presented in Note 14 of our audited financial statements in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2006, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2006, there were no significant changes in the company’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
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
     We acquired DeWAG during July 2006 and have excluded the DeWAG financial reporting controls from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. DeWAG’s total assets were $857.0 million and total revenues were $27.7 million as of and for the year ended December 31, 2006 and are included in our consolidated financial statements.

/s/ R. Scot Sellers

R. Scot Sellers
Chairman of the Board, Chief Executive Officer and Trustee (principal executive officer)

/s/ Charles E. Mueller, Jr.

Charles E. Mueller, Jr.
Chief Financial Officer (principal financial officer)
Item 9B. Other Information
     Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding certain senior officers, including all of our executive officers, see “Item 1. Business — Officers of Archstone-Smith.” For information on our Code of Ethics, see “Item 1. Business — Available Information and Code of Ethics.” The other information required by this Item 10 is incorporated herein by reference to the description under the captions “Nominees,” “Meetings and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement for our annual meeting of shareholders (“2007 Proxy Statement”).
Item 11. Executive Compensation
     Incorporated herein by reference to the description under the captions “Compensation Discussion and Analysis,” “2006 Executive Compensation,” “Post-Employment Payments,” and “Trustee Compensation” in the 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated herein by reference to the description under the captions “Principal Shareholders” in the 2007 Proxy Statement.
Equity Compensation Plan Information

(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,151,540	$30.72	10,316,885
Equity compensation plans not approved by security holders	—	—	—

Total	3,151,540	$30.72	10,316,885

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” and “Meetings and Committees of the Board” in the 2007 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     Incorporated herein by reference to the description under the caption, “Ratification of Relationship with Independent Registered Public Accountants” in the 2007 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements and Schedules:
1. Financial Statements
See Index to Financial Statements and Schedules on page 47 of this report, which is incorporated herein by reference.
2. Financial Statement Schedules:
See Schedule III on page 85 of this report, which is incorporated herein by reference.
See Schedule IV on page 87 of this report, which is incorporated herein by reference.
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
3. Exhibits
See Index to Exhibits on page 89 of this report, which is incorporated herein by reference.
(b) Exhibits:
The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 89 of this Annual Report, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Archstone-Smith Trust:
     We have audited the accompanying consolidated balance sheets of Archstone-Smith Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Archstone-Smith Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Archstone-Smith Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Archstone-Smith Trust:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Archstone-Smith Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Archstone-Smith Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Archstone-Smith Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Archstone-Smith Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Archstone-Smith Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Archstone-Smith Trust acquired DeWAG Deutsche WohnAnlage GmbH (DeWAG) during July 2006, and has excluded from its assessment of the effectiveness of Archstone-Smith Trust's internal control over financial reporting as of December 31, 2006, DeWAG’s internal control over financial reporting associated with total assets of $857.0 million and total revenues of $27.7 million included in the consolidated financial statements of Archstone-Smith Trust as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Archstone-Smith Trust also excluded an evaluation of the internal control over financial reporting of DeWAG.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archstone-Smith Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
March 1, 2007

ARCHSTONE-SMITH TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS

Real estate	$12,858,507	$11,031,917
Real estate — held for sale	329,133	327,347
Less accumulated depreciation	957,146	836,693

	12,230,494	10,522,571
Investments in and advances to unconsolidated entities	235,323	132,728

Net real estate investments	12,465,817	10,655,299
Cash and cash equivalents	48,655	13,638
Restricted cash in tax-deferred exchange and bond escrow	319,312	495,274
Other assets	425,343	297,884

Total assets	$13,259,127	$11,462,095

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unsecured credit facilities	$84,723	$394,578
Term Loan — International	235,771	—
Long-Term Unsecured Debt	3,339,462	2,523,639
Long-Term Unsecured Debt — held for sale	16,237	16,397
Mortgages payable	2,743,081	2,360,181
Mortgages payable — held for sale	33,153	33,471
Accounts payable	71,967	53,366
Accrued interest	67,135	50,991
Accrued expenses and other liabilities	365,260	260,682

Total liabilities	6,956,789	5,693,305
Minority interest	739,149	787,273
Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (Par value $0.01; 450,000,000 shares authorized; 220,147,167 and 212,413,939 shares issued and outstanding in 2006 and 2005, respectively)	2,201	2,124
Additional paid-in capital	4,883,164	4,652,901
Accumulated other comprehensive income (loss)	3,520	(1,720)
Retained Earnings	624,304	278,212

Total shareholders’ equity	5,563,189	4,981,517

Total liabilities and shareholders’ equity	$13,259,127	$11,462,095

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ending December 31,
	2006	2005	2004
Revenues:
Rental revenues	$1,056,176	$777,603	$642,270
Other income	77,410	56,030	19,208

	1,133,586	833,633	661,478

Expenses:
Rental expenses	248,837	182,546	155,350
Real estate taxes	94,505	69,836	55,397
Depreciation on real estate investments	261,438	187,771	150,470
Interest expense	245,895	164,035	125,108
General and administrative expenses	68,188	58,604	55,479
Other expenses	13,715	49,232	13,563

	932,578	712,024	555,367

Earnings from operations	201,008	121,609	106,111
Minority interest	(30,541)	(21,164)	(20,465)
Income from unconsolidated entities	36,316	22,432	17,902
Other non-operating income	2,338	28,807	28,162

Net earnings before discontinued operations	209,121	151,684	131,710
Net earnings from discontinued operations	518,313	464,488	410,632

Net earnings	727,434	616,172	542,342
Preferred Share dividends	(3,829)	(3,831)	(10,892)

Net earnings attributable to Common Shares — Basic	723,605	612,341	531,450
Interest on Convertible Debt	11,139	—	—
Dividends on Convertible Preferred Shares	—	—	3,755
Minority interest	708	352	509

Net earnings attributable to Common Shares — Diluted	$735,452	$612,693	535,714

Weighted average Common Shares outstanding:
Basic	216,159	203,526	196,098

Diluted	221,153	204,492	199,233

Net earnings per Common Share — Basic:
Net earnings before discontinued operations	$0.95	$0.73	$0.62
Discontinued operations, net	2.40	2.28	2.09

Net earnings	$3.35	$3.01	$2.71

Net earnings per Common Share — Diluted:
Net earnings before discontinued operations	$0.95	$0.73	$0.61
Discontinued operations, net	2.38	2.27	2.08

Net earnings	$3.33	$3.00	$2.69

Dividends paid per Common Share	$1.74	$1.73	$2.72

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Convertible	Perpetual
	Preferred	Preferred			Accumulated
	Shares at	Shares at			Other
	Aggregate	Aggregate	Common	Additional	Comprehensive
	Liquidation	Liquidation	Shares at	Paid-in	Income	Retained
	Preference	Preference	Par Value	Capital	(Loss)	Earnings	Total

Balances at December 31, 2003	$50,000	$98,940	$1,948	$3,952,404	$14,235	$27,160	$4,144,687
Comprehensive income:
Net earnings	—	—	—	—	—	542,342	542,342
Change in fair value of cash flow hedges	—	—	—	—	3,750	—	3,750
Change in fair value/sale of marketable securities	—	—	—	—	(22,410)	—	(22,410)

Comprehensive income attributable to Common Shares							523,682

Preferred Share dividends	—	—	—	—	—	(10,892)	(10,892)
Common Share dividends	—	—	—	—	—	(539,116)	(539,116)
A-1 Common Units converted into Common Shares	—	—	24	47,925	—	—	47,949
Conversion of Preferred Shares into Common Shares	(50,000)	—	26	49,974	—	—	—
Common Share repurchases	—	—	(35)	(95,633)	—	—	(95,668)
Preferred Share repurchases	—	(48,940)	—	1,727	—	—	(47,213)
Exercise of Options	—	—	31	61,436	—	—	61,467
Issuance of Common Shares in exchange for real estate	—	—	2	4,500	—	—	4,502
Other, net	—	—	—	3,780	—	—	3,780

Balances at December 31, 2004	—	50,000	1,996	4,026,113	(4,425)	19,494	4,093,178
Comprehensive income:
Net earnings	—	—	—	—	—	616,172	616,172
Change in fair value of cash flow hedges	—	—	—	—	4,211	—	4,211
Change in fair value/sale of marketable securities	—	—	—	—	(1,214)	—	(1,214)
Foreign currency exchange translation	—	—	—	—	(292)	—	(292)

Comprehensive income attributable to Common Shares							618,877

Preferred Share dividends	—	—	—	—	—	(3,831)	(3,831)
Common Share dividends	—	—	—	—	—	(353,623)	(353,623)
A-1 Common Units converted into Common Shares	—	—	4	8,411	—	—	8,415
Common Share repurchases	—	—	(16)	(56,479)	—	—	(56,495)
Exercise of Options	—	—	17	41,549	—	—	41,566
Equity-classified awards under Compensation Plans	—	—	2	14,668	—	—	14,670
Issuance of Common Shares	—	—	121	491,277	—	—	491,398
Other, net (Including Minority Interest Revaluation of $129,051)	—	—	—	127,362	—	—	127,362

Balances at December 31, 2005	$—	$50,000	$2,124	$4,652,901	$(1,720)	$278,212	$4,981,517
Comprehensive income:
Net earnings	—	—	—	—	—	727,434	727,434
Change in fair value of hedges	—	—	—	—	1,058	—	1,058
Change in fair value of marketable securities	—	—	—	—	1,638	—	1,638
Foreign currency exchange translation	—	—	—	—	2,544	—	2,544

Comprehensive income attributable to Common Shares							732,674

Preferred Share dividends	—	—	—	—	—	(3,829)	(3,829)
Common Share dividends	—	—	—	—	—	(377,513)	(377,513)
A-1 Common Units converted into Common Shares	—	—	60	143,344	—	—	143,404
Issuance of Common Shares under Dividend Reinvestment Plan	—	—	5	27,095	—	—	27,100
Exercise of Options	—	—	12	27,704	—	—	27,716
Equity-classified awards under Compensation Plans	—	—	—	10,681	—	—	10,681
Other, net (Including Minority Interest Revaluation of $26,618)	—	—	—	21,439	—	—	21,439

Balances at December 31, 2006	$—	$50,000	$2,201	$4,883,164	$3,520	$624,304	$5,563,189

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net earnings	$727,434	$616,172	$542,342
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	302,495	252,174	232,990
Gains on dispositions of depreciated real estate	(602,915)	(524,684)	(451,816)
Gains on sale of marketable equity securities	(1,673)	(27,948)	(28,162)
Provisions for possible loss on investments	4,328	9,803	—
Minority interest	107,641	85,332	69,821
Equity in earnings from unconsolidated entities	(6,118)	6,605	6,233
Interest accrued on Mezzanine loans	(9,781)	(5,224)	—
Change in other assets	(14,786)	7,132	526
Change in accounts payable, accrued expenses and other liabilities	49,067	7,663	32,113
Other, net	(18,264)	(13,006)	(4,150)

Net cash flow provided by operating activities	537,428	414,019	399,897

Investing activities:
Real estate investments	(2,216,598)	(2,016,573)	(1,423,549)
Purchase of DeWAG net of cash acquired of $20,364	(252,428)	—	—
Change in investments in unconsolidated entities, net	(76,366)	(10,991)	(21,662)
Proceeds from dispositions	1,888,341	1,538,839	1,821,641
Change in restricted cash	175,962	(375,179)	60,825
Change in notes receivable, net	(82,414)	(98,909)	(6,077)
Proceeds from notes receivable	46,081	36,654	—
Other, net	11,158	(38,462)	97,075

Net cash flow provided by (used in) investing activities	(506,264)	(964,621)	528,253

Financing activities:
Proceeds from Long-Term Unsecured Debt	859,385	695,724	297,052
Payments on Long-Term Unsecured Debt	(51,250)	(251,250)	(72,950)
Principal repayment of mortgages payable, including prepayment penalties	(324,700)	(500,963)	(159,558)
Regularly scheduled principal payments on mortgages payable	(12,949)	(15,067)	(11,512)
Proceeds from Term Loan — International	272,792	—	—
Principal repayments on Term Loan — International	(37,021)	—	—
Proceeds from mortgage notes payable	—	33,807	51,656
Proceeds from (payments on) unsecured credit facilities, net	(309,855)	375,578	(84,790)
Proceeds from issuance of Common Shares, net	—	491,398	—
Proceeds from Common Shares issued under DRIP and employee stock options	57,773	41,566	61,467
Repurchase of Common Shares and Preferred Shares	—	(56,495)	(146,954)
Repurchase of Series E and F Perpetual Preferred Units	—	(19,522)	(42,712)
Cash dividends paid on Common Shares	(377,513)	(353,623)	(539,116)
Cash dividends paid on Preferred Shares	(3,829)	(3,831)	(9,165)
Cash dividends paid to minority interests	(55,079)	(64,385)	(69,799)
Other, net	(13,901)	(11,952)	(3,744)

Net cash flow provided by (used in) financing activities	3,853	360,985	(730,125)

Net change in cash and cash equivalents	35,017	(189,617)	198,025
Cash and cash equivalents at beginning of period	13,638	203,255	5,230

Cash and cash equivalents at end of period	$48,655	$13,638	$203,255

These consolidated statements of cash flows combine cash flows from discontinued operations with cash flows from continuing operations. See Note 18 for supplemental information on non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(The glossary included in this Annual Report is hereby incorporated by reference)
(1) Description of Business and Summary of Significant Accounting Policies
Business
     Our business is conducted primarily through Archstone-Smith Operating Trust, our majority owned subsidiary, which we refer to herein as the “Operating Trust”. We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 88.2% of the Operating Trust’s outstanding A-1 Common Units; the remaining 11.8% of the Common Units are owned by minority interest holders. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing, redeveloping and operating apartments primarily in our core markets which are characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.
Principles of Consolidation
     The accounts of Archstone-Smith and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities that we do not control, or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. We also use the equity method when we function as the managing member and our partner does not have substantive participating rights or we can be replaced by a partner if we are the managing member. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.
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
Discontinued Operations
     For properties accounted for under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense, minority interest and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss and the related internal disposition costs on the eventual disposal of the held for sale properties are also classified as discontinued operations. Land sales and properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of other income and income from unconsolidated entities, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Cash in Tax-Deferred Exchange and Bond Escrow
     In most cases, disposition proceeds are set aside and designated to fund future tax-deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investments within 180 days, these funds are redesignated as cash and cash equivalents. We generally decide if we are not going to do an exchange within 45 days and it is therefore rare for cash to remain in escrow for the full 180 days. Additionally, cash proceeds from bond financings held in escrow to fund future development costs and cash held as security deposits are classified as restricted cash.
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
Real Estate and Depreciation
     Real estate, other than properties held for sale, is carried at depreciated cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated. Costs associated with acquisition efforts are recorded in other assets and the unsuccessful acquisition efforts are expensed at the time the pursuit is abandoned.
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
     Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Building and related land improvements	15-40 years
Furniture, fixtures, equipment and other	3-10 years
Intangible value of retail and commercial lease agreements	1-20 years
Intangible value of residential lease agreements	6-48 months

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest
     During 2006, 2005 and 2004, the total interest paid in cash on all outstanding debt was $315.5 million, $263.5 million and $229.6 million, respectively.
     We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2006, 2005 and 2004 aggregated $51.8 million, $39.1 million and $23.6 million, respectively.
Cost of Raising Capital
     Costs incurred in connection with the issuance of equity securities are deducted from shareholders’ equity. Costs incurred in connection with the issuance or renewal of debt is subject to the provisions of EITF 96-19. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e., a 10 percent or more difference in the present value of the remaining cash flows), all unamortized loan costs associated with the extinguished debt are charged against earnings during the current period; otherwise, costs are capitalized as other assets and amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with retired debt is expensed upon retirement. We utilize the straight-line method to amortize debt issuance costs as it approximates the effective interest method required under SFAS No. 91. Amortization of loan costs included in interest expense for 2006, 2005 and 2004 was $6.1 million, $4.2 million and $4.4 million, respectively.
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
Intangibles
     Intangible assets consist of lease-related intangibles and certain intangibles associated with the DeWAG acquisition. The market value of above and below market leases are based on our estimate of current market rents as compared to the rent that we are receiving and is recorded in either other assets or other liabilities. These assets are charged and liabilities are credited to rental income over the estimated term of the lease. We also recognize the value of our in-place residential lease agreements and amortize these assets into depreciation on real estate investments over the estimated term of the lease.
     The following is a summary of the domestic intangibles and the corresponding amortization we expect to record (dollar amounts in thousands). See Note 3 for a summary of DeWAG-related intangibles.

			Weighted
	Gross		Average
	Carrying	Accumulated	Useful Life
	Amount	Amortization	(in years)

In-place leases	$64,127	$49,933	2
Above-market leases	936	141	7

Total intangible assets	$65,063	$50,074

Below-market leases	$17,921	$1,794	6

Total intangible liabilities	$17,921	$1,794

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated net amortization for the year ended

2007	$5,868
2008	$440
2009	$(133)
2010	$(353)
2011	$(313)
     We will perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of our intangible assets, which are included in other assets.
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
Revenue and Gain Recognition
     We generally lease our apartment units under operating leases with terms of one year or less. Communities subject to the Oakwood Master Leases entered into in 2005 have a seven year term. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13, “Accounting for Leases.” Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.
     We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete). We recognize deferred gains when a property is sold to a third party.
Rental Expenses
     Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $25.4 million, $19.2 million and $16.3 million for 2006, 2005 and 2004, respectively.
Legal Fees
     We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the estimated cost of settlement.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation
     We account for our stock based compensation using SFAS No. 123R, “Share-Based Payment” and expense the grant date fair value of the stock options and other equity based compensation issued to employees.
Income Taxes
     We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a REIT and have made all required distributions of our taxable income. See Note 16 for more information on income taxes.
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
     Our accumulated other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2005 is as follows (in thousands).

	Net
	Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income/(Loss)
Balance at December 31, 2003	$23,808	$(9,573)	$—	$14,235
Change in fair value of hedges	—	3,750	—	3,750
Change in fair value of marketable securities	1,372	—	—	1,372
Reclassification adjustments for realized net gains	(23,782)	—	—	(23,782)

Balance at December 31, 2004	$1,398	$(5,823)	$—	$(4,425)
Change in fair value of hedges	—	4,211	—	4,211
Change in fair value of marketable securities	865	—	—	865
Reclassification adjustments for realized net gains	(2,079)	—	—	(2,079)
Foreign currency exchange translation	—	—	(292)	(292)

Balance at December 31, 2005	$184	$(1,612)	$(292)	$(1,720)
Change in fair value of hedges	—	1,058	—	1,058
Change in fair value of marketable securities	1,638	—	—	1,638
Foreign currency exchange translation	—	—	2,544	2,544

Balance at December 31, 2006	$1,822	$(554)	$2,252	$3,520

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Per Share Data
     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004
Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares — Basic	$723,605	$612,341	$531,450

Interest on Convertible Debt	11,139	—	—
Dividends on Convertible Preferred Shares	—	—	3,755
Minority interest	708	352	509

Net earnings attributable to Common Shares — Diluted	$735,452	$612,693	$535,714

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding— Basic	216,159	203,526	196,098
Assumed conversion of Convertible Debt into Common Shares	4,210	—	—
Assumed conversion of Preferred Shares into Common Shares	—	—	2,182
Incremental options	784	966	953

Weighted average number of Common Shares outstanding— Diluted	221,153	204,492	199,233

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.
Market Concentration Risk
     Approximately 34.6%, 25.8%, 12.5% and 11.5% of our apartment communities are located in the Washington, D.C. metropolitan area, Southern California, New York City metropolitan area and the San Francisco Bay Area of California, based on NOI for the three months ended December 31, 2006, exclusive of Ameriton and International properties. Southern California is the geographic area comprising Los Angeles County, San Diego, Orange County, Ventura County and the Inland Empire. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current presentation. We have corrected the presentation of the cash flows related to our unconsolidated entities which resulted in a $29.0 million and $24.1 million increase to operating cash flows for the years ended December 31, 2005 and 2004, respectively with a corresponding decrease to investing cash flows.
New Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The adoption of EITF No. 04-5 did not have a material impact on our financial position, net earnings or cash flows.
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
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to not have a material effect on our financial position, net earnings or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position, net earnings or cash flows.
     Please refer to Note 12 for details regarding the implementation of SFAS No. 123R, “Share-Based Payment.”
(2) Real Estate
Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31, 2006		December 31, 2005
	Investment	Units (1)	Investment	Units (1)

REIT Apartment Communities:
Operating communities	$11,208,052	60,839	$9,966,915	66,487
Communities under construction	406,881	2,150	575,631	2,754
Development communities In Planning(2)	75,538	1,841	24,365	585

Total REIT apartment communities	11,690,471	64,830	10,566,911	69,826
Ameriton(2)	585,524	8,144	692,269	7,489

International	851,593	8,334	44,457	822
Other real estate assets(3)	60,052	—	55,627	—

Total real estate	$13,187,640	81,308	$11,359,264	78,137

(1)	Unit information is based on management’s estimates and has not been audited by our Independent Registered Public Accounting Firm.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)	Includes development communities In Planning – Owned and In Planning – Under Control. Our investment as of December 31, 2006 and December 31, 2005 for development communities In Planning – Under Control was $7.6 million and $145,000, respectively, and is reflected in the “Other assets” caption of our Consolidated Balance Sheets.

(3)	Includes land that is not In Planning and other real estate assets.
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
     Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year, which are incurred to maintain a community’s long-term physical condition at a level commensurate with our operating standards. Examples of recurring capital expenditures include roof replacements, certain make-ready expenditures, parking lot resurfacing and exterior painting.
     The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005
Balance at January 1	$11,359,264	$9,221,038
Acquisition-related expenditures	2,530,459	2,671,112
Redevelopment expenditures	57,414	106,264
Recurring capital expenditures	46,354	48,311
Development expenditures, excluding initial acquisition costs	388,502	324,740
Acquisition and improvement of land for development	209,916	81,340
Dispositions	(1,403,858)	(1,175,834)
Provision for possible loss on investment	(4,328)	(1,500)
Change in estimated hurricane retirements	4,496	—
Other	7,987	(8,303)

Net apartment community activity	1,836,942	2,046,130
Change in other real estate assets	(8,566)	92,096

Balance at December 31	$13,187,640	$11,359,264

     At December 31, 2006, we had unfunded contractual commitments of $651.7 million related to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in Germany were allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangibles values.
(3) DeWAG Acquisition
     On July 27, 2006, we closed on the acquisition of 94% of the shares and 94% of an outstanding shareholder loan of DeWAG for approximately $271 million, based on the exchange rate on the transaction date. We have the option to acquire the remaining 6%, owned by the Managing Directors of DeWAG, under certain circumstances. The results of DeWAG’s operations have been included in the consolidated financial statements since July 1, 2006. The purchase was funded by an international term

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loan, which is expected to be repaid or refinanced on or before April 27, 2007. In addition, we assumed approximately $509 million in DeWAG liabilities. DeWAG specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany, as well as West Berlin. As of July 1, 2006, the portfolio consisted of approximately 6,400 residential units. We acquired DeWAG because we are interested in expanding our operations into the German markets which we believe have attractive fundamentals for apartment operations.
     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. We recognized goodwill in connection with the DeWAG acquisition. Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The goodwill associated with the transaction is primarily attributable to the people and processes which comprise the investing and the operating platform. We will perform an impairment test annually, or more frequently if events or changes in circumstances indicate impairment of our goodwill. Due to the recent closing of the transaction, we are still in the process of seeking information to finalize the valuations for our real estate, intangible assets, and certain liabilities. Therefore, the purchase price allocation is subject to change (dollar amounts in thousands).

Real estate	$646,285
Other assets	67,722
Intangible assets	30,958
Goodwill	34,490

Total assets	$779,455

Mortgages payable	$407,933
Other liabilities	10,759
Deferred tax liability	69,327
Intangible liabilities	20,514

Total liabilities	508,533

Net assets acquired	$270,922

     Following are preliminary values as of December 31, 2006 related to the intangible assets and liabilities we identified in connection with the DeWAG transaction and the corresponding amortization we expect to record based on the translated balances (dollar amounts in thousands).

			Weighted
	Gross		Average
	Carrying	Accumulated	Useful Life
	Amount	Amortization	(in years)

Non-compete agreements	$19,672	$(2,459)	4
In-place leases	12,765	(1,596)	4

Total intangible assets	$32,437	$(4,055)

Below-market leases	$21,496	$(2,687)	4

Total intangible liabilities	$21,496	$(2,687)

Estimated net amortization for the year ended
2007	$2,735
2008	$2,735
2009	$2,735
2010	$1,368
     The changes in the carrying amount of goodwill for the year ended are as follows:

Balance July 1, 2006	$34,490
Change in foreign currency translation	960

Balance December 31, 2006	$35,450

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Our proforma results, assuming the transaction occurred at the beginning of the year, would not have been materially different from the previously reported results.
(4)Oakwood Asset Acquisition
     During 2005 we acquired 35 communities, comprising 12,696 units, for a total purchase price of $1.5 billion from Oakwood Worldwide. We funded the acquisitions with a combination of $362.8 million or 10.1 million A-1 Common Units, $250,000 or 1,000 N-1 and N-2 Preferred Units, $581.2 million of assumed mortgage debt and the remainder through cash. We acquired two additional communities, comprising 533 units, for a total purchase price of $69.3 million from Oakwood during 2006. We funded the acquisitions with a combination of $15.8 million or 0.4 million A-1 Common Units, $28.1 million of assumed mortgage debt and the remainder through cash.
     Fourteen of the communities acquired and one community we previously owned and operated were leased back to an affiliate of Oakwood Worldwide under the Oakwood Master Leases, which have seven-year terms, expiring between July 2012 and March 2013, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one-year anniversary of the acquisition, with one exception for which the right to terminate exists throughout the term. As of December 31, 2006, none of the Oakwood Master Lease Communities have been returned to the Company. The aggregate contractual base rent due under these leases is $63.1 million and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average same-store NOI growth for certain other specified properties. We are responsible for payment of real estate taxes, insurance and certain capital expenditures. We have engaged an affiliate of Oakwood to manage the retail portion of each community, if applicable. The real estate cost and net book value associated with the communities subject to the Oakwood Master Leases aggregated $938.6 million and $912.8 million, respectively, as of December 31, 2006. Approximately 5.8% of our total rental revenue was earned from the Oakwood Master Leases.
(5) Discontinued Operations
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
     Consistent with our capital recycling program, we had nine operating apartment communities, representing 3,502 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at December 31, 2006. Accordingly, we have classified the operating earnings from these nine properties within discontinued operations for the years ended December 31, 2006, 2005 and 2004. During the twelve months ended December 31, 2006, 2005 and 2004 we sold 42, 35 and 30 Archstone-Smith and Ameriton operating communities, respectively. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations for 2006, 2005 and 2004.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Rental revenue	$139,457	$239,806	$325,784
Rental expenses	(44,043)	(74,715)	(104,023)
Real estate taxes	(16,979)	(30,872)	(39,318)
Depreciation on real estate investments	(26,858)	(51,017)	(69,519)
Interest expense (1)	(29,931)	(53,533)	(83,644)
Income taxes from taxable REIT subsidiaries	(9,972)	(15,600)	(13,975)

Provision for possible loss on real estate investment	(4,328)	(1,500)	—
Debt extinguishment costs related to dispositions	(9,505)	(5,847)	(1,764)
Allocation of minority interest	(77,100)	(64,168)	(49,356)
Gain from the disposition of REIT real estate investments, net	548,187	448,358	386,792

Internal Disposition Costs — REIT transactions (2)	(1,860)	(1,672)	(2,974)
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	54,728	76,326	65,024
Internal Disposition Costs – Taxable REIT subsidiary transactions (2)	(3,483)	(1,078)	(2,395)

Total discontinued operations	$518,313	$464,488	$410,632

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $20.9 million, $40.2 million and $62.2 million for 2006, 2005 and 2004, respectively.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.
     The real estate, mortgage payable (if applicable) and long-term unsecured debt balances associated with operating communities classified as held for sale as of December 31, 2006 are reflected, for all periods presented, as “Real estate – held for sale”, “Mortgages payable – held for sale” and “Long-Term Unsecured Debt – held for sale” respectively, in the accompanying Consolidated Balance Sheets.
     The disposition proceeds associated with the sales of individual rental units by our International subsidiaries are included in continuing operations as other income as such sales do not meet the requirements under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to be reflected as discontinued operations.
(6) Investments in and Advances to Unconsolidated Entities
Real Estate Joint Ventures
     At December 31, 2006, the REIT had investments in eleven real estate joint ventures. Our ownership percentage of economic interests ranges from 20% to 87%. Major decisions are subject to the approval of all members, and we generally handle day-to-day operations. At December 31, 2006, Ameriton had five real estate joint ventures in which the venture partners are the development/managing members. Major investment decisions are generally subject to the approval of all members, and our venture partners handle all day-to-day operational decisions. Ameriton generally contributes a majority of the GAAP equity. Economic interest in the ventures varies depending upon the ultimate return of the venture. The REIT and Ameriton joint ventures do not qualify as variable interest entities as neither partner is deemed to individually receive substantially all the benefits from the joint venture. Accordingly, we utilize the guidance provided by SOP 78-9, “Accounting for Investments in Real Estate Ventures,” when determining the basis of accounting for these ventures. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. In the aggregate, these ventures own 14,072 units. At December 31, 2006, the investment balance consists of $199.7 million in REIT joint ventures and $35.6 million in Ameriton joint ventures. At December 31, 2005, the investment balance consists of $102.6 million in

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
REIT joint ventures and $30.1 million in Ameriton joint ventures. Archstone-Smith and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at December 31, 2006 was 37.6%.
Summary Financial Information
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	2006	2005
Assets:
Real estate	$1,530,659	$1,142,921
Other assets	213,569	244,557

Total assets	$1,744,228	$1,387,478

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$1,519	$2,324
Mortgages payable(1)	1,063,451	894,300
Other liabilities	126,048	120,898

Total liabilities	1,191,018	1,017,522

Owners’ equity	553,210	369,956

Total liabilities and owners’ equity	$1,744,228	$1,387,478

(1)	The Operating Trust guarantees $292.0 million of the outstanding debt balance as of December 31, 2006 and is committed to guarantee another $16.9 million upon funding of additional debt.
     Selected summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	2006	2005	2004
REIT Joint Ventures
Revenues	$132,671	$128,844	$140,390
Net Earnings(1)	69,341	57,141	29,559
Ameriton Joint Ventures
Revenues	$340	$4,080	$5,950
Net Earnings(2)	17,790	12,507	(713)
Total
Revenues	$133,011	$132,924	$146,340

Net Earnings	$87,131	$69,648	$28,846

(1)	Includes gains associated with the disposition of REIT Joint Venture assets of $68.4 million, $31.6 million and $32.4 million during 2006, 2005 and 2004, respectively.

(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint venture assets. These gains totaled $19.8 million, $14.2 million and $7.0 million during 2006, 2005 and 2004, respectively.
     Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of realizable net earnings in the unconsolidated investees; (ii) the impact of certain eliminating inter-company transactions; and (iii) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures. Additionally, we have incurred certain joint venture formation costs at the investor level which we account for as outside basis as these costs are not reflected on the stand-alone financial statements of the joint venture. These amounts are reflected on our consolidated financial statements and are amortized over the life of the underlying ventures.
     Except as disclosed, we generally do not guarantee third party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees and/or Archstone-Smith are required to guarantee the mortgages along with all other venture partners. As of December 31, 2006, we have not been required to perform under any guarantees provided to our joint ventures.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2006, we closed a joint venture transaction with the State of Wisconsin Investment Board (“SWIB”). SWIB committed $150 million of capital for 80% of the equity and we committed $37.5 million of capital for the remaining 20%. We have invested $25.1 million and our remaining commitment as of December 31, 2006 is $12.4 million.
(7) Mortgage and Other Notes Receivable
     The change in mortgage and other notes receivable, which are included in other assets, during the years ended December 31, 2006 and 2005 consisted of the following (in thousands):

	Years Ended
	December 31,
	2006	2005

Balance at January 1	$74,396	$8,729
Funding of additional notes	85,165	97,096
Accrued interest	9,781	5,224
Repayments and sales of notes	(46,081)	(36,653)

Balance at December 31	$123,261	$74,396

     We have a commitment to fund an additional $22.7 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We evaluate the collectibility of our mezzanine and other notes receivable on a quarterly basis. We recognized interest income associated with notes receivable of $17.4 million and $7.2 million for the years ended December 31, 2006 and 2005, respectively. The weighted average interest rate on these notes as of December 31, 2006 was 10.6%, including 12.6% relating to mezzanine notes receivable.
(8) Borrowings
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
     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	Years Ended
	December 31,
	2006	2005
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at December 31	$80,000	$360,000
Outstanding letters of credit under this facility	$14,880	$37,813
Weighted average daily borrowings	$100,474	$183,434
Maximum borrowings outstanding during the period	$360,000	$580,000
Weighted average daily nominal interest rate	5.0%	4.0%
Weighted average daily effective interest rate	6.3%	4.3%
     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, N.A. which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 4.6% to 5.7% during 2006. There were $4.7 million and $34.6 million of borrowings outstanding under the agreement at December 31, 2006 and 2005, respectively.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Term Loan – International
     We entered into a $272.8 million secured, short-term borrowing agreement with LaSalle Bank National Association to fund the acquisition of DeWAG. The borrowing under this agreement bears interest at EURIBOR plus 0.40%. The effective interest rate at December 31, 2006 was 4.1%. We expect this loan to be paid off or refinanced before April 27, 2007.
Long-Term Unsecured Debt
     In July 2006 we issued $575 million of exchangeable senior unsecured notes that are due in 2036. The notes have a coupon rate of 4.0% and are exchangeable into Common Shares at an exchange ratio, subject to adjustment, of 15.7206 per $1,000 principal of notes (or an initial exchange price of $63.6108 per Common Share). No separate value is ascribed to the conversion feature. The company received approximately $563 million in net proceeds from this offering. The notes are senior unsecured obligations of the Operating Trust. The company used the net proceeds from the offering to repay outstanding balances under its revolving credit facility and certain secured debt, to make incremental investments and for general corporate purposes. Prior to July 18, 2011, the holders, at their option, may exchange the notes for Common Shares upon the occurrence of specified events. Upon tender of notes for exchange, we may pay cash, Archstone-Smith Common Shares, Units, or a combination of cash and Common Shares, at our option. The holders may require us to repurchase the notes for cash on July 18, 2011 and on July 15 of 2016, 2021, 2026 and 2031 and at any time prior to maturity upon the occurrence of a fundamental change in Archstone-Smith. On or after July 18, 2011, we may elect to redeem all or part of the notes for cash. We may redeem the notes at any time prior to maturity to the extent necessary to preserve our status as a real estate investment trust. When these notes are dilutive to our earnings per share, we add the interest to the numerator and include the shares in the denominator of the weighted average shares outstanding to compute diluted earnings per share.
     In March 2006, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.8% and an effective interest rate of 5.9%. The company used the net proceeds from the offering to repay outstanding balances under its revolving credit facility and certain secured debt, to make incremental investments and for general corporate purposes.
     A summary of our Long-Term Unsecured Debt outstanding at December 31, 2006 and 2005 is as follows (dollar amounts in thousands):

			Balance at	Balance at	Average
		Effective	December 31,	December 31,	Remaining Life
Type of Debt	Coupon Rate(1)	Interest Rate(2)	2006	2005	(Years)
Long-term unsecured senior notes	5.4%	5.6%	$3,279,404	$2,462,964	5.23
Unsecured tax-exempt bonds	4.0%	4.2%	76,295	77,072	16.60

Total/average	5.4%	5.6%	$3,355,699	$2,540,036	5.54

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
     The $3.4 billion of Long-Term Unsecured Debt generally has semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity with $21.5 million maturing in 2008 and $54.8 million maturing in 2029. The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgages Payable
     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see Scheduled Debt Maturities). Early repayment of mortgages is generally subject to prepayment penalties. A summary of mortgages payable outstanding for the years ending December 31, 2006 and 2005 follows (dollar amounts in thousands):

	Outstanding Balance at (1)		Effective Interest
	December 31, 2006	December 31, 2005	Rate (2)
Secured floating rate debt:
Tax-exempt debt	$935,536	$839,318	4.9%
Conventional mortgages	167,020	54,455	4.6%

Total Floating	1,102,556	893,773	4.9%
Secured fixed rate debt:
Tax-exempt debt	3,086	—	6.4%
Conventional mortgages	1,651,650	1,480,170	5.8%
Other secured debt	18,942	19,709	3.2%

Total Fixed	1,673,678	1,499,879	5.8%

Total debt outstanding at end of period	$2,776,234	$2,393,652	5.4%

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $43.9 million and $63.5 million at December 31, 2006 and 2005 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The change in mortgages payable during 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Balance at January 1	$2,393,652	$2,031,505
Proceeds from mortgage notes payable	—	33,152
Mortgage assumptions related to property acquisitions	728,484	864,155
Proceeds from construction loans	—	655
Regularly scheduled principal amortization	(12,949)	(15,067)
Prepayments, final maturities and other	(332,953)	(520,748)

Balance at December 31	$2,776,234	$2,393,652

Scheduled Debt Maturities
     Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

	Long Term Unsecured Debt		Mortgages Payable
	Regularly		Regularly
	Scheduled	Final	Scheduled	Final
	Principal	Maturities	Principal	Maturities
	Amortization	and Other	Amortization	and Other	Total
2007	$31,250	$355,000	$18,992	$85,933	$491,175
2008	31,250	303,040	19,387	193,109	546,786
2009	51,250	30,000	19,138	381,096	481,484
2010	43,750	220,000	17,984	122,760	404,494
2011	50,000	575,000	19,208	199,381	843,589
Thereafter and debt discount(1)	252,500	1,412,659	499,365	1,199,881	3,364,405

Total	$460,000	$2,895,699	$594,074	$2,182,160	$6,131,933

(1)	The average annual principal payments due from 2012 to 2040 are $116.4 million per year.
Other
     The book value of total assets pledged as collateral for mortgage loans and other obligations at December 31, 2006 and 2005 is $5.6 billion and $4.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2006. See Note 13 for a summary of derivative financial instruments used in connection with our debt instruments.
(9) Dividends to Shareholders
     To maintain our status as a REIT, we are generally required to distribute at least 90% of our taxable income. The payment of dividends is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. In December 2006, the Board announced a 4.0% increase in the annual distribution level from $1.74 to $1.81 per Common Share and, in January 2007, declared the first quarter 2007 distribution of $0.4525 per Common Share, payable on February 28 to shareholders of record on February 13, 2007.
     The following table summarizes the cash dividends or distributions paid per share on Common Shares and Preferred Shares during 2006, 2005 and 2004:

	2006	2005	2004
Common Shares and A-1 Units(1)	$1.74	$1.73	$2.72
Series D Preferred Shares(2)	—	—	1.31
Series I Preferred Shares(3)	7,660.00	7,660.00	7,660.00
Series K Preferred Shares(4)	—	—	2.55
Series L Preferred Shares(5)	—	—	3.40

See notes on following page.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes a $1.00 per share special dividend issued to our Common Shareholders in December 2004.

(2)	The Series D Preferred Shares were redeemed in August 2004.

(3)	The Series I Preferred Shares have a par value of $100,000.

(4)	The Series K Preferred Shares were converted into Common Shares in September 2004.

(5)	The Series L Preferred Shares were converted to Common Shares in December 2004.
(10) Shareholders’ Equity
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
Common Share Repurchase and Issuances
     In September 2005, we sold approximately 12.1 million Common Shares in an underwritten public offering under an existing shelf registration statement filed with the Securities and Exchange Commission. The $491.4 million in net proceeds were used to pay down the balance on our unsecured credit facilities.
     In 2006 and 2005, we repurchased 204,877 and 1,646,800 Common Shares for an average price of $58.90 and $34.31 per share, including commissions, respectively.
Preferred Shares
     A summary of our Perpetual Preferred Shares outstanding at December 31, 2006 and 2005, including their significant rights, preferences, and privileges follows (amounts in thousands):

			Annual
	Redemption	Liquidation	Dividend Rate	December 31,
Description	Date(1)	Value	Per Share	2006	2005
Series I Preferred Shares; 500 shares issued and outstanding at December 31, 2006 and 2005, respectively(1)	02/01/28	100,000	7,660	$50,000	$50,000

(1)	Series I Preferred Shares may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any, on or after the redemption date indicated.
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

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Dividend Reinvestment and Share Purchase Plan
     Our Dividend Reinvestment and Share Purchase Plan was designed and implemented to increase ownership in the company by private investors. Under the plan, holders of Common Shares and A-1 Common Units have the ability to receive cash dividends or automatically reinvest their cash dividends to purchase additional Common Shares. We have the option of issuing new shares or acquiring shares through open market purchases or in negotiated transactions with third parties to satisfy our obligations under the plan. Common Shares acquired under the plan may be entitled to a discount, currently 1%.
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
(11) Minority Interest
     Net earnings are allocated to minority interests based on the ownership percentage of the Operating Trust associated with Unitholders relative to Common Shareholders.
     Minority interest consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
A-1 Common Units	$738,910	$787,023
N-1 and N-2 Units	239	250

Total	$739,149	$787,273

     The changes in the minority interest balance are as follows:

	Balance at December 31,
	2006	2005
Beginning balance	$787,273	$498,098

A-1 Common Unit conversions	(143,462)	(8,415)

A-1 Common Unit redemptions	(12,065)	(3,618)
Unitholders share of net earnings	107,641	85,332
Common Units issued for real estate	81,401	408,042
N-1 and N-2 Units issued for real estate	—	250
Series E, F & G Redemptions	—	(19,522)
Unitholders distributions	(55,079)	(43,843)
A-1 revaluation ($26,618) and other	(26,560)	(129,051)

Ending balance	$739,149	$787,273

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A-1 Common Units
     As of December 31, 2006 and December 31, 2005, we owned an 88.2% and 86.2% majority interest in the Operating Trust, respectively. The A-1 Common Units are redeemable at the option of the Unitholders. Except as limited by agreement, Archstone-Smith has the option of redeeming the A-1 Common Units with cash or with Common Shares. The A-1 Common Units are entitled to the same distributions as Common Shares. The A-1 Common Unitholder’s aggregate minority interest in the Operating Trust was approximately 11.8% at December 31, 2006 and 13.8% at 2005. During 2006 and 2005, respectively, we converted 5,962,697 and 401,211 A-1 Common Units and issued 1,772,673 and 11,289,070 A-1 Common Units in exchange for real estate. The Common Units issued in 2005 related primarily to the Oakwood transaction described in Note 4.
     We revalue A-1 minority interest each quarter to maintain a proportional relationship between the book value of equity associated with Common Shareholders relative to that of holders of A-1 Common Units since both have equivalent rights and Units are convertible into Common Shares on a one-for-one basis.
Series M Preferred Unit
     In December 2004, the Operating Trust issued one Series M Preferred Unit in exchange for cash. This unit is redeemable at the option of the holder of such unit and/or the Operating Trust under certain circumstances. If the Operating Trust is required to redeem the Series M Preferred Unit, the redemption price will be paid in cash. If the holder of the Series M Preferred Unit requests redemption of the Series M Preferred Unit, the Operating Trust has the option of redeeming the Series M Preferred Unit with cash or with Common Shares. The redemption value under such circumstances is based on the performance of the related real estate asset, as outlined in the contribution agreement. The Series M Preferred Unit is entitled to a dividend equivalent to the same dividend paid on 263 Common Shares. The holder of the Series M Preferred Unit does not have preemptive rights over the holders of Common Shares and does not have any voting right except as required by law. The Series M Preferred Unit has no stated maturity and is not subject to any sinking fund requirements.
Series N-1 and N-2 Preferred Units
     Three-hundred N-1 and 700 N-2 Preferred Units were issued as partial consideration for land acquired in one of the Oakwood acquisitions. If certain entitlements related to the land are obtained, the N-1 and N-2 units have the potential to convert to Common Units at a rate of $70,000 and $30,000, respectively, per entitled apartment unit. As of December 31, 2006, no entitlements have been obtained. The Series N-1 Preferred Units are entitled to a dividend equivalent to the same dividend paid on 11.58 Common Shares. The Series N-2 Preferred Units are entitled to a dividend equivalent to the same dividend paid on 4.96 Common Shares. The holders of the Series N-1 and N-2 Preferred Units do not have preemptive rights over the holders of Common Shares and do not have any voting rights except as required by law. The Series N-1 and N-2 Preferred Units have no stated maturity and are not subject to any sinking fund requirements.
Perpetual Preferred Units
     At various dates, consolidated subsidiaries of Archstone-Smith issued Perpetual Preferred Units to limited partners in exchange for cash. During 2005, all remaining Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends.
(12) Benefit Plans and Implementation of SFAS 123R
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. We used the modified prospective method in adopting the Statement, which became effective January 1, 2006.
     Since we early-adopted the fair value recognition provisions of SFAS No. 123 for all awards granted after January 1, 2003, adoption of SFAS No. 123R did not have a material impact on our financial position, net earnings or cash flows. Upon the adoption of SFAS 123R, we recorded a benefit resulting from application of an anticipated forfeiture rate on existing awards of approximately $100,000 which had no effect on our reported earnings per share. With respect to options granted prior to January 1, 2003, no stock-based employee compensation expense was reflected in the financial statements for the years ended

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006. Recording this expense would have lowered net earnings by approximately $100,000. We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, there was no tax impact that was recorded as a result of the adoption of this standard.
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
     No more than 20 million share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1.0 million share or option awards in any one-year period. The plan has a 10-year term. As of December 31, 2006, Archstone-Smith had approximately 10.3 million shares available for issuance. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.
     A summary of the status of Archstone-Smith Trust’s awards under our long term incentive plans as of December 31, 2006 and changes during the years ended on those dates is presented below:

	Option Awards		RSU Awards
		Weighted		Weighted
		Average		Average Grant
	Options	Exercise Price	Units	Price
Balance, December 31, 2005	2,702,026	$24.94	948,735	$27.77
Granted	426,977	45.61	310,855	45.85
Exercised/Settled	1,249,089	23.96	296,215	33.23
Forfeited	48,559	35.86	16,760	34.31
Expired	—	—	—	—
Balance, December 31, 2006	1,831,355	$30.14	946,615	$31.82
     Options
     During the years ended December 31, 2006, 2005, and 2004 the share options granted to associates had a calculated fair value of $5.52, $4.19 and $1.39 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the year ended December 31, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.3% and a weighted average expected life of four years. For the year ended December 31, 2005, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 3.77%, a weighted average dividend yield of 5.63%, a volatility factor of 21.97% and a weighted average expected life of five years. For the year ended December 31, 2004, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 3.48%, a weighted average dividend yield of 6.92%, a volatility factor of 15.33% and a weighted average expected life of five years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 30% in recording option compensation expense for the year ended December 31, 2006, based primarily on historical experience. The unamortized compensation cost is $1.1 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.
     The total intrinsic value of the share options exercised during the years ended December 31, 2006, 2005 and 2004 were $30.7 million, $22.9 million and $28.1 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We have 1.4 million fully vested options outstanding at December 31, 2006 with a weighted average exercise price of $26.55. The weighted-average contractual life of the fully vested options is 6.3 years, and they have an intrinsic value of $44.7 million. In addition, we have 296,000 options outstanding that we expect to vest with a weighted average exercise price of $41.83. The weighted-average contractual life of the unvested options is 9.4 years, and they have an intrinsic value of $3.7 million.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Restricted Share Units
     Also during the year ended December 31, 2006, we issued RSUs to senior officers and trustees of the company with a weighted average grant date fair value of $45.85 per share. The units vest over a three-year period and the related unamortized compensation cost is $9.8 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.
     We have 694,000 fully vested RSUs outstanding at December 31, 2006 with a weighted average grant date fair value of $28.18. The weighted-average contractual life for the fully vested shares is 6.2 years and the intrinsic value is $40.4 million. In addition, we have 252,600 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $41.77. The weighted-average contractual life for the unvested shares is 9.3 years and the intrinsic value is $14.7 million. The total intrinsic value of the RSUs settled during the years ended December 31, 2006, 2005 and 2004 were $15.8 million, $8.5 million and $5.8 million, respectively.
     Special Long Term Incentive Plan
     Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at December 31, 2006 is $3.2 million.
     Summary
     The compensation cost associated with all awards for the year ended December 31, 2006 was approximately $11.3 million, of which approximately $8.5 million was charged to operating expenses, and approximately $2.8 million related to dedicated investment personnel and was capitalized to development and other qualifying investment activities. The compensation cost associated with all awards for the year ended December 31, 2005 was approximately $8.5 million, of which approximately $6.5 million was charged to operating expenses, and approximately $2.0 million related to dedicated investment personnel and was capitalized to development and other qualifying investment activities. The compensation cost associated with all awards for the year ended December 31, 2004 was approximately $5.5 million, of which approximately $4.0 million was charged to operating expenses, and approximately $1.5 million related to dedicated investment personnel and was capitalized to development and other qualifying investment activities.
Dividend Equivalent Units
     Under the modified long-term incentive plan, participants who were awarded options prior to 2000 and RSUs prior to 2006 were credited with DEUs equal to the amount of dividends paid on Common Shares with respect to such awards. The DEUs vest under substantially the same terms as the underlying share options or RSUs.
     DEUs earned on options are calculated by taking the average number of options held at each record date and multiplying by the difference between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor’s 500 Stock Index. DEUs earned on RSUs are calculated by taking the average number of RSUs held at each record date and multiplying by the average annual dividend yield on Common Shares. DEUs earned on existing DEUs are calculated by taking the number of DEUs at December 31 and multiplying by the average annual dividend yield on Common Shares.
     Certain of the options and all RSUs included in the table above have a DEU feature. The aggregate number of vested DEUs outstanding as of December 31, 2006 was 354,500. During the year ended December 31, 2006, we recorded $486,800 as a charge to operating expense related to unvested DEUs and $1,680,000 of common share dividends related to vested DEUs.
401(k) Plan and Nonqualified Deferred Compensation Plan
     In December 1997, the Archstone-Smith Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employee’s annual contribution. Contributions by employees to the 401(k) plan were subject to federal limitations of $15,000 during 2006. The matching employer contributions are made in Common

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shares, which vest based on years of service at 20% per year. We also have a nonqualified deferred compensation plan which permits deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.
Deferral of Fees by Non-Employee Trustees
     Through December 31, 2005 and pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has had the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elected to have their fees deferred, the fees accrued in the form of phantom shares equal to the number of Common Shares that could have been purchased on the date the fee was credited. Dividends are calculated on the phantom shares and additional phantom shares are credited. Distribution of phantom shares may be deferred to a later date. Upon settlement, phantom shares convert into Common Shares on a one-to-one basis.
     Beginning in 2006 each non-employee member of our Board has the ability to defer new service fees into the Archstone-Smith Deferred Compensation Plan, rather than into phantom shares. The Trustee can elect to have his or her fees deferred and invested in one or more of the investment funds that are otherwise available under the deferred compensation plan. Upon settlement such investments are paid out in cash. The phantom shares already on account will continue to accrue additional phantom shares in lieu of dividends.
(13) Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
     At December 31, 2006 and 2005, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31, 2006		Balance at December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Marketable equity securities	$6,600	$6,600	$4,648	$4,648
Borrowings:
Unsecured credit facilities	$84,723	$84,723	$394,578	$394,578
Term Loan – International	235,771	235,771	—	—
Long-Term Unsecured Debt	3,355,699	3,436,902	2,540,036	2,623,056
Mortgages payable	2,776,234	2,801,342	2,393,652	2,393,389
Interest rate contracts:
Interest rate swaps	$6,818	$6,818	$3,618	$3,618
Interest rate caps	809	809	339	339
Forward contracts:
Forward sale agreement	$(313)	$(313)	—	—
Foreign currency forward	(1,172)	(1,172)	(15)	(15)
Energy contracts:
Electricity contracts	$(8)	$(8)	$(26)	$(26)
Natural gas contracts	(1,047)	(1,047)	—	—
Fuel oil contracts	—	—	(6)	(6)
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

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment.
Interest Rate Hedging Activities
     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. In connection with the DeWAG transaction, we assumed interest rate swaps with an aggregate notional amount of €227.0 million. The DeWAG swaps, which have an aggregate fair value of approximately $5.9 million and notional amount of $295.2 million at December 31, 2006, were put in place by DeWAG to fix the interest cost associated with certain variable rate mortgages. These derivatives were not designated as hedges for US GAAP purposes and changes in fair value are recorded as adjustments to interest expense. We have interest rate caps that are not designated as a hedge that have immaterial fair value as of December 31, 2006. These caps were required by the loan agreement. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.
     We formally assess all hedges, both at inception of the hedge and on an ongoing basis, as to whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.
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
     During the years ended December 31, 2006, 2005 and 2004 we recorded an increase/(decrease) to interest expense of $372,000, $(174,000) and $33,000, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility.
     The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2006 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated
	Amount	Date Range	Fair Value
Cash flow hedges:
Interest rate caps	$486,354	2007-2013	$809
Interest rate swaps	367,054	2007-2014	7,080

Total cash flow hedges	$853,408	2007-2014	$7,889

Fair value hedges:
Interest rate swaps	$75,055	2008	$1,185
Total rate of return swaps	36,346	2007	(1,447)

Total fair value hedges	$111,401	2007-2008	$(262)

Total hedges	$964,809	2007-2014	$7,627

Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. As such, during 2006 and 2005 we entered into foreign currency forward contracts with an aggregated notional amount of €201.5 million as a

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hedge against our exposure to variability in exchange rates on investment in foreign subsidiaries and designated the contract as a net investment hedge. The fair value of these forward contracts at December 31, 2006 was ($1.2) million.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of natural gas, fuel oil and electricity rates. During 2005 and 2006, we entered into contracts with several of our suppliers to fix our payments on set quantities of natural gas, fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of December 31, 2006, we had energy-related derivatives with aggregate notional amounts of $5.3 million and an estimated fair value and carrying amount of ($1.1) million. These contracts mature on or before December 31, 2007.
Equity Securities Hedging Activities
     We are exposed to price risk associated with changes in the fair value of certain equity securities. During 2006, we entered into forward sale agreements with an aggregate notional amount equal to the fair value of the underlying marketable securities of approximately $6.6 million, to protect against a reduction in the fair value of these securities. The contract had an aggregate estimated fair value of approximately ($0.3) million at December 31, 2006. We designated this forward sale as a fair value hedge.
(14) Selected Quarterly Financial Data (Unaudited)
     Selected quarterly financial data (in thousands, except per share amounts) for 2006 and 2005 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to changes in the number of Common Shares outstanding from quarter to quarter.

	Three Months Ended
	3-31(1)	6-30(1)	9-30(1)	12-31(1)
2006:
Total revenues	$252,412	$265,145	$305,313	$310,716

Earnings from operations	41,219	47,159	58,584	54,046
Income from unconsolidated entities	18,878	10,518	2,088	4,832
Other non-operating income	176	243	1,718	201
Less minority interest:
Convertible operating partnership units(2)	7,598	6,944	7,337	6,977
Plus net earnings from discontinued operations	71,780	115,873	76,129	254,531
Less Preferred Share dividends	958	957	957	957

Net earnings attributable to Common Shares — Basic	$123,497	$165,892	$130,225	$305,676

Net earnings per Common Share(2):
Basic	$0.58	$0.77	$0.60	$1.39

Diluted	$0.58	$0.77	$0.60	$1.36

2005:
Total revenues	$177,902	$184,889	$231,778	$239,064

Earnings from operations	2,122	25,998	53,342	40,147
Income from unconsolidated entities	11,117	5,794	1,839	3,682
Other non-operating income	24,005	4,778	72	(48)
Less minority interest:
Perpetual preferred units (2)	741	—	—	—
Convertible operating partnership units(2)	4,757	4,515	11,200	5,898
Plus net earnings from discontinued operations	33,611	23,647	119,670	287,560
Less Preferred Share dividends	957	958	958	958

Net earnings attributable to Common Shares — Basic(2)	$64,400	$54,744	$162,765	$324,485

Net earnings per Common Share(2):
Basic	$0.32	$0.28	$0.80	$1.53

Diluted	$0.32	$0.27	$0.80	$1.52

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Due to the quarterly pro-rata calculation of minority interest and rounding, the sum of the quarterly per share and/or dollar amounts does not equal the year-to-date totals.
(15) Segment Data
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
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004

Reportable apartment communities segment rental revenues:
Same-Store:
Garden communities	$363,677	$343,476	$331,746
High-Rise properties	254,549	239,549	231,000
Non Same-Store:
Garden communities	210,830	93,320	39,512
High-rise properties	174,147	88,447	33,534
Ameriton(1)	6,956	5,458	3,202
Other non-reportable operating segment revenues	46,017	7,353	3,276

Total segment and consolidated rental revenues	$1,056,176	$777,603	$642,270

	Years Ended December 31,
	2006	2005	2004

Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$251,293	$236,606	$228,084

High-Rise properties	172,547	158,660	154,002
Non Same-Store:
Garden communities	142,153	63,178	22,739

High-Rise properties	117,146	59,425	22,623
Ameriton(1)	3,158	1,990	1,266

Other non-reportable operating segment NOI	26,537	5,362	2,809

Total segment and consolidated NOI	712,834	525,221	431,523

Reconciling items:
Other income	77,410	56,030	19,208
Depreciation on real estate investments	(261,438)	(187,771)	(150,470)
Interest expense	(245,895)	(164,035)	(125,108)
General and administrative expenses	(68,188)	(58,604)	(55,479)

Other expenses	(13,715)	(49,232)	(13,563)

Consolidated earnings from operations	$201,008	$121,609	$106,111

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During 2006, 2005 and 2004, pre-tax gains, net of internal disposition costs, from the disposition of Ameriton depreciated real estate were $51.2 million, $75.2 million and $65.1 million, respectively. These gains are classified within discontinued operations. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	Year Ended December 31,
	2006	2005
Reportable operating communities segment assets:
Same-Store:
Garden communities	$2,594,681	$2,632,382
High-Rise properties	2,508,155	2,539,302
Non Same-Store:
Garden communities	2,950,252	2,829,915
High-Rise properties	2,388,235	1,457,841
Ameriton	434,282	557,684
FHA/ADA settlement capital accrual	29,185	47,198
International	843,003	—
Other non-reportable operating segment assets	153,568	130,902

Total segment assets	11,901,361	10,195,224
Real estate held for sale, net	329,133	327,347

Total segment assets	12,230,494	10,522,571
Reconciling items:
Investment in and advances to unconsolidated entities	235,323	132,728
Cash and cash equivalents	48,655	13,638
Restricted cash in tax-deferred exchange escrow	319,312	495,274
Other assets	425,343	297,884

Consolidated total assets	$13,259,127	$11,462,095

     Total capital expenditures for garden communities excluding communities sold or held for sale, were $60.6 million and $38.1 million for the years ended December 31, 2006 and 2005, respectively. Total capital expenditures for High-Rise properties excluding communities sold or held for sale were $64.7 million and $66.1 million for the years ended December 31, 2006 and 2005, respectively. Total capital expenditures for Ameriton properties excluding communities sold or held for sale, were $1.1 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively.
(16) Income Taxes
     Substantially all of our income is derived through the Operating Trust. The Operating Trust has elected to be treated as a partnership for federal income tax purposes. Accordingly, the Operating Trust’s income is not subject to federal income taxes. We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of ownership, organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income. As a REIT, we are generally not subject to corporate level federal income taxes on net income we distribute to our shareholders. Accordingly, no provision for REIT income taxes is included in the accompanying Consolidated Statements of Earnings. If we fail to qualify as a REIT in any taxable year, then we will be subject to federal income taxes at regular corporate rates. Even as a REIT, we may be subject to certain state, local and REIT-specific federal taxes on our income and property. In addition, we have certain taxable subsidiaries such as Ameriton and certain International subsidiaries for which we do record a provision for income taxes.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles net earnings to domestic taxable income subject to dividend distribution requirement for the years ended December 31 (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
	(estimated)
GAAP net earnings	$727,435	$616,172	$542,342
Book to tax differences:
Forward contracts	—	—	(20,067)
Depreciation and amortization(1)	43,778	11,678	4,630
Gain or loss from capital transactions(2)	(389,805)	(258,406)	(37,173)
Reserves	(13,053)	(3,046)	9,359
Other, net	(10,690)	(17,281)	(21,369)

Taxable income	357,665	349,117	477,722
Less: capital gains recognized(2)	(93,150)	(136,120)	(299,178)

Taxable income subject to dividend distribution requirement	$264,515	$212,997	$178,544

(1)	We use accelerated depreciable lives for tax purposes. This results in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This is offset by the Smith Merger in 2001 and the Oakwood transaction in 2005 as GAAP depreciation expense for the related assets is based on fair value and tax depreciation is based on a lower historical tax basis.

(2)	Taxable gains are smaller than book gains due primarily to tax-deferred exchanges.
     The following table provides a reconciliation between cash dividends paid and dividends paid deduction (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
	(estimated)
Taxable component of dividends paid	$379,087	$353,572	$545,586
Plus: dividends designated from following year	—	—	—
Less: dividends designated to prior year	—	—	(16,048)

Dividends paid deduction(1)	$379,087	$353,572	$529,538

(1)	Includes a special dividend of $221 million paid in December 2004, and reflects distribution of all ordinary income and capital gains.
     The following table summarizes the taxability of our dividends for the past three years:

	For the Year Ended December 31,
	2006	2005	2004
Ordinary income	75%	65%	46%
Capital gains(1)	25%	35%	54%

	100%	100%	100%

(1)	Includes 11.4%, 34.3% and 22.8% of unrecaptured Section 1250 gains in 2006, 2005, and 2004, respectively.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a taxable REIT subsidiary, Ameriton is subject to state and federal income taxes. Income tax expense consists of the following for the years ended December 31, 2006, 2005, and 2004 which is included in either other expense or discontinued operations (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Income tax expense (benefit)
Current	$14,825	$21,854	$20,119
Deferred	3,208	(2,255)	(1,314)

Total expense	$18,033	$19,599	$18,805

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Computed expected tax expense	$19,018	$19,039	$17,801
Increase (decrease) in income taxes resulting from state taxes and other	(985)	560	1,004

Income tax expense	$18,033	$19,599	$18,805

     Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Ameriton’s deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below (in thousands).

	Years Ended December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	$712	$3,775
Reserves	560	421
Real estate, principally due to depreciation	1,211	1,310
Other	75	928

Deferred tax assets	2,558	6,434

Deferred tax liabilities:
Real estate, principally due to depreciation	—	—
Income from unconsolidated entities	2,603	3,271

Deferred tax liabilities	2,603	3,271

Net deferred tax asset (liability)	$(45)	$3,163

International Income Taxes
     During the year ended December 31, 2006, we recorded a $5.6 million tax benefit and a corresponding deferred tax asset related to the net loss on our International operations. In addition, we have a $69.0 million deferred tax liability as of December 31, 2006 related primarily to built-in gains on the DeWAG real estate portfolio.
(17) Commitments and Contingencies
Commitments
     At December 31, 2006 we had eight non-cancelable ground leases for certain apartment communities and buildings that expire between 2042 and 2077. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties’ operating results. Additionally, we lease certain office space under non-cancelable operating leases with fixed annual rental payments.

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2006 (in thousands):

2007	$3,767
2008	3,816
2009	3,868
2010	3,886
2011	3,926
Thereafter (2012-2077)	$215,623

Total	$234,886

     See Note 2 for real estate-related commitments.
Guarantees and Indemnifications
     Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. We generally do not guarantee third party debt incurred by our unconsolidated investees; however, the investees and/or Archstone-Smith are occasionally required to guarantee the mortgages along with all other venture partners. We guarantee $292.0 million of the outstanding debt balance related to an unconsolidated development joint venture and are committed to guarantee another $16.9 million upon funding of additional debt. As of December 31, 2006 we have not been required to perform under any guarantees provided to our joint ventures.
     As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain Unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements. We do not believe that we will be required to perform under the terms of the indemnification agreements due to our ability and intent to hold and use these properties through the term of the indemnification period or our ability to dispose of assets through tax-deferred exchanges. The estimated difference in the book and tax carrying value of properties that are at least partially subject to tax protection agreements was approximately $4.3 billion at December 31, 2006.
Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s wholly-owned and joint venture communities, of which we still own or have an interest in 45. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $29.2 million of the original accrual remaining on December 31, 2006.
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

ARCHSTONE-SMITH TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(18) Supplemental Cash Flow Information
     Significant non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004 consisted of the following:
•	Issued $81.4 million, $408.0 million and $10.8 million of A-1 Common Units as partial consideration for properties acquired during 2006, 2005 and 2004, respectively;

•	Issued $250,000 of Series N-1 and N-2 Preferred Units ($125,000 each) as partial consideration for real estate during 2005;

•	Converted $143.4 million, $8.4 million and $47.9 million A-1 Common Units to Common Shares during 2006, 2005 and 2004, respectively;

•	Assumed mortgage debt of $728.5 million, $864.2 million and $113.6 million during 2006, 2005 and 2004, respectively, in connection with the acquisition of apartment communities;

•	Recorded a $47.2 million accrual for anticipated capital spending to bring properties named in the FHA and ADA settlement into compliance in 2005;

•	See Notes 3 and 4 for further discussion regarding the non-cash financing components of the DeWAG and Oakwood acquisitions.
(19) Related Party Transactions
     Archstone-Smith has the following business relationships with business entities or family members of Board of Trustee members Robert H. Smith and Robert P. Kogod:
     On April 8, 2002, the Operating Trust entered into an Office Space Easement and Cost Sharing Arrangement with CESM, Inc. and others. CESM, Inc. is controlled by two of our trustees, Mr. Smith and Mr. Kogod. During 2006, CESM, Inc. paid to us a total of $99,355 for office services provided by us to CESM, Inc. and $32,783 for certain employee expenses. For that same period, we paid to CESM, Inc. $234,480 for a portion of the rent due for the executive suites that CESM, Inc. leases and which are utilized by Mr. Smith and Mr. Kogod while working for us, and $56,825 for certain employee expenses to support Mr. Smith and Mr. Kogod.
     Mr. Smith owns a residence within a condominium in Crystal City. Archstone-Smith staffed the property with doormen, maintenance, and administrative staff. We were reimbursed by the condominium association for payroll and benefits costs for these employees and we received a monthly management fee of $1,800 for other Archstone-Smith management oversight. We do not have an ownership interest in this property. We discontinued management of this asset as of February 28, 2006. Prior to the termination date, we billed $32,054 for expenses incurred and management fees for this property during 2006.
     Mr. Smith and Mr. Kogod have a 0.33% and 4.36% ownership interest, respectively, in two apartment communities in Washington D.C. We received a management fee of 4.5% of revenues to manage the property and perform all accounting functions. We do not have an ownership interest in this property. We discontinued management of this asset as of May 31, 2006. Prior to the termination date, we billed $1,143,463 for expenses incurred and management fees for these properties during 2006.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Archstone-Smith Trust:
     Under date of March 1, 2007, we reported on the consolidated balance sheets of Archstone-Smith Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules, Schedule III – Real Estate and Accumulated Depreciation (Schedule III) and Schedule IV – Mortgage Loans on Real Estate (Schedule IV). Schedule III and Schedule IV are the responsibility of Archstone-Smith Trust’s management. Our responsibility is to express an opinion on Schedule III and Schedule IV based on our audits.
     In our opinion, Schedule III and Schedule IV, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
\s\ KPMG LLP
Denver, Colorado
March 1, 2007

ARCHSTONE-SMITH TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollar amounts in thousands)

			Initial Cost to			Gross Amount at Which
			Archstone-Smith Trust		Costs	Carried at Year End
					Capitalized
		Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Year
	Units	brances	Land	Improvements	Acquisition	Land	Improvements	Totals	Depreciation	Year(1)	Acquired
Apartment Communities:
Garden Communities:

Atlanta, Georgia	1,006	—	24,440	—	59,772	24,780	59,432	84,212	(15)	Under Construction	2001
Austin, Texas	444	—	4	1,158	33,091	4,830	29,423	34,253	(4,712)	2001	2001
Boston, Massachusetts	2,044	129,612	66,944	327,909	79,733	75,204	399,382	474,586	(42,224)	1898-2006	1999-2006
Dallas, Texas	514	33,280	8,912	38,550	715	8,927	39,250	48,177	(1,585)	1998	2005
Denver, Colorado	156	—	1,030	4,596	4,923	1,523	9,026	10,549	(3,157)	1981	1992
El Paso, Texas	379	11,685	1,307	11,802	1,089	1,337	12,861	14,198	(503)	1974	2005
Greater NYC metropolitan area	396	78,000	23,211	4,058	61,849	23,182	65,936	89,118	(3,914)	2006	2006
Houston, Texas	1,036	—	18,965	24,307	12,300	19,181	36,391	55,572	(9,764)	1996	1998
Inland Empire, California	1,298	—	10,436	59,147	14,892	12,180	72,295	84,475	(21,149)	1985-1990	1995-1997
Los Angeles, California	8,138	254,461	504,186	785,620	337,594	507,439	1,119,961	1,627,400	(76,734)	1969-2006	1998-2006
Orange County, California	2,947	—	79,497	121,417	126,627	89,548	237,993	327,541	(40,393)	1986-2002	1996-2005
Orlando, Florida	312	—	3,110	17,620	1,370	3,748	18,352	22,100	(6,298)	1988	1998
Phoenix, Arizona	1,403	23,770	26,363	45,809	19,347	26,529	64,990	91,519	(949)	1978-1999	2005-2006
San Diego, California	2,968	33,376	84,916	108,480	185,750	91,277	287,869	379,146	(50,957)	1973-2005	1996-2006
Bay Area, California	7,604	249,521	413,676	724,210	275,421	420,165	993,142	1,413,307	(115,542)	1909-2004	1995-2006
Seattle, Washington	3,408	25,709	67,521	144,561	96,917	74,510	234,489	308,999	(56,169)	1976-2003	1997-2005
Southeast Florida	2,282	—	69,856	197,603	8,269	74,678	201,050	275,728	(20,219)	1990-2003	1998-2005
Stamford, Connecticut	160	—	5,775	1,225	29,568	6,320	30,248	36,568	(3,595)	2002	2002
Ventura County, California	1,018	—	40,210	72,232	46,770	40,780	118,432	159,212	(13,759)	1985-2005	1997-2005
Washington, D.C. metropolitan area	9,048	258,925	289,655	660,646	236,150	300,484	885,967	1,186,451	(113,308)	1967-2003	1999-2006

Garden Communities Total	46,561	1,098,339	1,740,014	3,350,950	1,632,147	1,806,622	4,916,489	6,723,111	(584,946)

High-Rise Properties:
Boston, Massachusetts	1,633	27,505	67,518	172,030	248,983	78,088	410,443	488,531	(23,298)	1901-2006	2001-2006
Chicago, Illinois	1,113	36,682	39,837	188,925	6,051	40,111	194,702	234,813	(23,791)	1988-1999	2001-2005
Dallas, Texas	181	—	2,323	—	1,410	2,323	1,410	3,733	—	Under Construction	2004
Los Angeles, California	1,073	—	34,402	139,613	64,136	34,697	203,454	238,151	(16,424)	1934-2004	2003-2004
Minneapolis, Minnesota	250	17,803	5,002	21,768	337	5,008	22,099	27,107	(915)	1983	2005
NYC metropolitan area	3,028	462,066	584,270	793,256	218,187	649,519	946,194	1,595,713	(45,067)	1870-2003	2002-2006
Philadelphia, Pennsylvania	80	—	2,229	16,741	65	2,231	16,804	19,035	(357)	1945	2006
San Diego, California	387	—	5,963	33,789	4,606	6,054	38,304	44,358	(10,162)	1992	1999
Bay Area, California	853	—	87,664	176,474	4,437	87,905	180,670	268,575	(4,106)	1966-1986	2005-2006
Seattle, Washington	338	34,360	16,279	46,041	102	16,288	46,134	62,422	(1,822)	1992-1998	2005
Washington, D.C. metropolitan area	11,722	587,896	582,947	1,420,478	248,771	597,753	1,654,443	2,252,196	(229,124)	1929-2005	2001-2006

High-Rise Properties Total	20,658	1,166,312	1,428,434	3,009,115	797,085	1,519,977	3,714,657	5,234,634	(355,066)

Germany(2)	8,334	499,550	161,465	627,144	62,984	174,403	677,190	851,593	(8,590)	1903-2006	2005-2006
FHA/ADA Settlement Capital accrual								29,185
Total Apartment Communities — Operating and Under Construction	75,553	2,764,201	3,329,913	6,987,209	2,492,216	3,501,002	9,308,336	12,838,523	(948,602)

Other:
Development communities In Planning and Owned	4,802	8,362						216,479
Hotel, retail and other assets		3,671						132,638	(8,544)

Total real estate assets	80,355	2,776,234						13,187,640	(957,146)

(1)	Represents the date that the building structure was originally completed. For phased developments, it represents the date the earliest phase was constructed.

(2)	Our German portfolio is concentrated primarily in the Federal States of North-Rhine Westphalia, Hesse, Baden-Wurttemburg and Berlin.

SCHEDULE III
     The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone-Smith’s investment in real estate, at cost (in thousands):

	Years Ended December 31,
Carrying Amounts	2006	2005	2004
Balance at January 1	$11,359,264	$9,221,038	$8,999,180

Apartment communities:
Acquisition-related expenditures	2,530,459	2,671,112	1,080,639
Redevelopment expenditures	57,414	106,264	40,999
Recurring capital expenditures	46,354	48,311	50,147
Development expenditures, excluding land acquisitions	388,502	324,740	333,782
Acquisition and improvement of land for development	209,916	81,340	175,470
Dispositions	(1,403,858)	(1,175,834)	(1,460,046)
Provision for possible loss on investment	(4,328)	(1,500)	—
Change in estimated hurricane retirements	4,496	—	—
Other	7,987	(8,303)	—

Net apartment community activity	$1,836,942	$2,046,130	$220,991

Other:
Change in other real estate assets	(8,566)	92,096	867

Balance at December 31	$13,187,640	$11,359,264	$9,221,038

	Years Ended December 31,
Accumulated Depreciation	2006	2005	2004
Balance at January 1	$836,693	$763,542	$648,982
Depreciation for the year(1)	266,589	220,770	203,639
Accumulated depreciation on real estate dispositions	(146,136)	(147,619)	(89,079)

Balance at December 31	$957,146	$836,693	$763,542

(1)	Depreciation is net of $21.7 million and $18.0 million for intangible assets related to the value of leases in place for real estate acquired in 2006 and 2005, respectively.

SCHEDULE IV
ARCHSTONE-SMITH TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2006
(Dollar amounts in thousands)

							Principal
							amount of
							loans
							subject to
						Carrying	delinquent
		Final Maturity	Periodic	Prior	Face amount	amount of	principal or
Description	Interest Rate	Date	payment term	liens	of mortgages	mortgages	interest
Mortgage and Other Notes Receivable:
Washington, D.C.	18%	7/17/07	(1)	(3)	$9,235	$6,955	—
Massachusetts	18%	1/01/08	(1)	(3)	7,687	6,483	—
New York	LIBOR + 5%	9/30/10	(1)	(3)	25,654	25,654	—
Massachusetts	LIBOR + 7%	2/07/11	(1)	(3)	9,268	8,216	—
Washington, D.C.	14%	6/03/09	(1)	(3)	7,524	4,685	—
New York	LIBOR + 7%	6/22/09	(1)	(3)	42,070	26,708	—
Maryland	7%	3/24/07	(1)		44,560	44,560	—

					$145,998	$123,261	—

	2006	2005
Balance at January 1	$74,396	$8,729
New Mortgage Loans	85,165	97,096
Other(2)	9,781	5,224
Collections of Principal	(46,081)	(36,653)

Balance at December 31	$123,261	$74,396

(1)	Outstanding principal plus accrued and unpaid interest is generally due on the maturity date unless specified as payable monthly in the loan agreement. Partial prepayment is required to the extent the borrower receives proceeds from the sale of constructed units in accordance with contracted terms.

(2)	A portion of the accrued interest amount is added to the principal amount on a monthly basis on the majority of the loans.

(3)	Our rights to the underlying collateral in the event of default are subordinate to a primary mortgage lender.

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
R. Scot Sellers
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. Scot Sellers R. Scot Sellers	Chairman of the Board, Chief Executive Officer and Trustee (principal executive officer)	March 1, 2007
/s/ Charles E. Mueller, Jr. Charles E. Mueller, Jr.	Chief Financial Officer (principal financial officer)	March 1, 2007
/s/ Mark A. Schumacher Mark A. Schumacher	Chief Accounting Officer (principal accounting officer)	March 1, 2007
/s/ James A. Cardwell James A. Cardwell	Trustee	March 1, 2007
/s/ Stephen R. Demeritt Stephen R. Demeritt	Trustee	March 1, 2007
/s/ Ernest A. Gerardi, Jr. Ernest A. Gerardi, Jr.	Trustee	March 1, 2007
/s/ Ruth Ann M. Gillis Ruth Ann M. Gillis	Trustee	March 1, 2007
/s/ Ned S. Holmes Ned S. Holmes	Trustee	March 1, 2007
/s/ Robert P. Kogod Robert P. Kogod	Trustee	March 1, 2007
/s/ James H. Polk III James H. Polk III	Trustee	March 1, 2007
/s/ John M. Richman John M. Richman	Trustee	March 1, 2007
/s/ John C. Schweitzer John C. Schweitzer	Trustee	March 1, 2007
/s/ Robert H. Smith Robert H. Smith	Trustee	March 1, 2007

INDEX TO EXHIBITS
     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description
3.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on June 2, 2006)

3.2	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

4.1	Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Property Trust of America) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Property Trust of America) unsecured senior debt securities

4.2	First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Property Trust of America), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee

4.3	Second Supplemental Indenture, dated August 2, 2004, between Archstone-Smith Operating Trust and U.S. Bank National Association, as successor Trustee

4.4	Third Supplemental Indenture, dated July 14, 2006, between Archstone-Smith Operating Trust and U.S. Bank National Association, as successor Trustee

4.5	Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))

4.6	Form of Archstone-Smith Trust common share ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

4.7	Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

10.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.2	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.3	Articles Supplementary for Series M Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 16, 2004)

10.4	Articles Supplementary for Series N-1 Preferred Unit of Beneficial Interest and N-2 Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on August 2, 2005)

10.5	Amended and Restated Archstone-Smith Trust Equity Plan for Outside Trustee and all amendments thereto (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 12, 2006)

10.6	Archstone-Smith Trust 2001 Long-Term Incentive Plan and all amendments thereto (incorporated by reference to Exhibit 10.1, 10.2, 10.3 and 10.4 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 12, 2006)

10.7	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.8	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

10.9	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

10.10	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.3 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

Number	Description
10.11	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith Trust’s Annual Report on From 10K for the year ended December 31, 2003)

10.12	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.13	Amended and Restated Credit Agreement, dated as of June 21, 2006, by and among Archstone-Smith Operating Trust, as borrower, and Archstone-Smith Trust as parent, and J.P. Morgan Chase Bank, as administrative agent,, J.P. Morgan Europe Limited, as administrative agent for foreign currencies, Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Citicorp North America, Inc. as documentation agents and the various banks signatory thereto (incorporated by reference to Exhibit 10.2 to Archstone-Smith’s Current Report on Form 8-K filed with the SEC on June 27, 2006)

10.14	Guaranty, dated as of June 21, 2006, by Archstone-Smith Trust, as guarantor, for the benefit of J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for foreign currencies, Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Citicorp North America, Inc. as documentation agents and the various banks signatory thereto (incorporated by reference to Exhibit 10.1 to Archstone-Smith’s Current Report on Form 8-K filed with the SEC on June 27, 2006)

10.15	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))

10.16	2006 and 2007 schedule of applicable dates under the Archstone Dividend Reinvestment and Share Purchase Plan (included by reference to Exhibit 99.1 to Archstone-Smith Trust’s current report on form 8-K filed with the SEC on February 14, 2006)

10.17	Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.18	Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.19	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.20	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.21	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Consent of Independent Registered Public Accounting Firm

21	Subsidiaries of Archstone-Smith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002