Form 10-Q
period 2007-03-31
ARCHSTONE SMITH TRUST
filed 2007-05-09
CIK 1156826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐   No ☑
At May 1, 2007, there were approximately 222,916,489 of the Registrant’s Common Shares outstanding, excluding dilutive Common Share equivalents.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Archstone-Smith Trust
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate	$12,101,054	$12,214,034
Real estate – held-for-sale	975,821	973,606
Accumulated depreciation	(975,517)	(957,146)

	12,101,358	12,230,494
Investments in and advances to unconsolidated entities	252,014	235,323

Net investments	12,353,372	12,465,817
Cash and cash equivalents	49,270	48,655
Restricted cash in tax-deferred exchange and bond escrow	669,395	319,312
Other assets	389,464	425,343

Total assets	$13,461,501	$13,259,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unsecured credit facilities	$275,900	$84,723
Unsecured loans – International	171,730	235,771
Long-Term Unsecured Debt	3,321,702	3,355,699
Mortgages payable	2,557,553	2,639,280
Mortgages payable – held-for-sale	136,738	136,954
Accounts payable	77,603	71,967
Accrued interest	47,446	67,135
Accrued expenses and other liabilities	342,403	365,260

Total liabilities	6,931,075	6,956,789

Minority interest	711,486	739,149

Shareholders’ equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (222,754,422 shares at March 31, 2007 and 220,147,167 shares at December 31, 2006)	2,228	2,201
Additional paid-in capital	4,951,830	4,883,164
Accumulated other comprehensive income	4,292	3,520
Retained Earnings	810,590	624,304

Total shareholders’ equity	5,818,940	5,563,189

Total liabilities and shareholders’ equity	$13,461,501	$13,259,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental revenues	$268,132	$207,734
Other income	15,754	16,216

	283,886	223,950

Expenses:
Rental expenses	63,430	45,330
Real estate taxes	26,240	18,897
Depreciation on real estate investments	67,492	53,359
Interest expense	67,293	45,527
General and administrative expenses	18,998	15,385
Other expenses	955	10,354

	244,408	188,852

Earnings from operations	39,478	35,098
Minority interest	(5,808)	(7,234)
Income from unconsolidated entities	695	18,878
Other non-operating income	2,026	176

Earnings before discontinued operations	36,391	46,918
Earnings from discontinued operations	251,308	77,537

Net earnings	287,699	124,455
Preferred Share dividends	(958)	(958)

Net earnings attributable to Common Shares – Basic	286,741	123,497
Interest on Convertible Debt	7,295	—
Minority interest	611	69

Net earnings attributable to Common Shares – Diluted	$294,647	$123,566

Weighted average Common Shares outstanding:
Basic	221,256	213,379

Diluted	231,149	214,253

Earnings per Common Share – Basic:
Earnings before discontinued operations	$0.16	$0.22
Discontinued operations, net	1.14	0.36

Net earnings	$1.30	$0.58

Earnings per Common Share – Diluted:
Earnings before discontinued operations	$0.15	$0.22
Discontinued operations, net	1.12	0.36

Net earnings	$1.27	$0.58

Dividends paid per Common Share	$0.4525	$0.4350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust
Condensed Consolidated Statement of Shareholders’
Equity and Comprehensive Income
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

	Perpetual
	Preferred
	Shares at			Accumulated
	Aggregate	Common	Additional	Other
	Liquidation	Shares at	Paid-in	Comprehensive	Retained
	Preference	Par Value	Capital	Income	Earnings	Total
Balances at December 31, 2006	$50,000	$2,201	$4,883,164	$3,520	$624,304	$5,563,189
Comprehensive income:
Net earnings	—	—	—	—	287,699	287,699
Change in fair value of hedges	—	—	—	845	—	845
Reclassification adjustment for realized net gains on marketable securities	—	—	—	(1,794)	—	(1,794)
Foreign currency exchange translation	—	—	—	1,721	—	1,721

Comprehensive income attributable to Common Shares						288,471

Preferred Share dividends	—	—	—	—	(958)	(958)
Common Share dividends	—	—	—	—	(100,455)	(100,455)
A-1 Common Units converted into Common Shares	—	21	49,330	—	—	49,351
Issuance of Common Shares under Dividend Reinvestment Plan	—	2	10,166	—	—	10,168
Exercise of options	—	4	5,887	—	—	5,891
Equity-classified awards under Compensation Plans	—	—	(1,382)	—	—	(1,382)
Other, net (Including Minority Interest Revaluation of $3,021)	—	—	4,665	—	—	4,665

Balances at March 31, 2007	$50,000	$2,228	$4,951,830	$4,292	$810,590	$5,818,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net earnings	$287,699	$124,455
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	78,871	72,762
Gains on dispositions of depreciated real estate	(278,722)	(82,191)
Gains on sale of marketable equity securities	(1,867)	—
Change in swap value – DeWAG derivatives	(258)	—
Provision for possible loss on investments	—	2,200
Minority interest	37,228	19,437
Equity in earnings from unconsolidated entities	2,050	917
Interest accrued on Mezzanine loans	(1,336)	(2,086)
Change in other assets	(18,630)	1,092
Change in accounts payable, accrued expenses and other liabilities	(32,755)	(16,966)
Other, net	4,741	6,556

Net cash flow provided by operating activities	77,021	126,176

Investing activities:
Real estate investments	(365,264)	(435,550)
Change in investments in unconsolidated entities, net	(18,736)	(15,491)
Proceeds from dispositions	689,405	280,133
Change in restricted cash	(350,083)	315,532
Change in notes receivable, net	44,102	(54,105)
Other, net	6,710	(34,933)

Net cash flow provided by investing activities	6,134	55,586

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	—	296,946
Payments on Long-Term Unsecured Debt	(34,750)	(18,750)
Proceeds from (payments on) unsecured credit facilities, net	191,177	(309,869)
Principal repayment of mortgages payable, including prepayment penalties	(71,373)	(49,923)
Regularly scheduled principal payments on mortgages payable	(2,047)	(4,406)
Proceeds from Unsecured loans – International	88,627	—
Principal repayments on Unsecured loans – International	(152,668)	—
Proceeds from Common Shares issued under DRIP and employee stock options	16,059	22,630
Cash dividends paid on Common Shares	(100,455)	(93,284)
Cash dividends paid on Preferred Shares	(958)	(958)
Cash distributions paid to minority interests	(13,087)	(14,668)
Other, net	(3,065)	629

Net cash flow used by financing activities	(82,540)	(171,653)

Net change in cash and cash equivalents	615	10,109
Cash and cash equivalents at beginning of period	48,655	13,638

Cash and cash equivalents at end of period	$49,270	$23,747

Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$1,024	$25,191
Common Units converted to Common Shares	49,351	23,552
Assumption of mortgages payable upon purchase of apartment communities	—	197,449
These Condensed Consolidated Statements of Cash Flows combine cash flows from discontinued
operations with cash flows from continuing operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)
(1) Description of the Business and Summary of Significant Accounting Policies
     Business
     Our business is conducted primarily through Archstone-Smith Operating Trust, our majority owned subsidiary, which we refer to herein as the “Operating Trust.” We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.0% of the Operating Trust’s outstanding Common Units; the remaining 11.0% of the Common Units are owned by minority interest holders. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing, redeveloping and operating apartments in markets characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.
     Interim Financial Reporting
     The accompanying Condensed Consolidated Financial Statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith’s Annual Report on Form 10-K, for the year ended December 31, 2006 (“2006 Form 10-K”). See the glossary in our 2006 Form 10-K for definitions of all initially-capitalized terms not defined herein.
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith’s financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Intangibles
     Intangible assets consist of lease-related intangibles and certain intangibles associated with the DeWAG acquisition. The market value of above and below market leases are based on our estimate of current market rents as compared to the rent that we are receiving and is recorded in either other assets or other liabilities. These assets are charged and liabilities are credited to rental income over the estimated term of the lease. We also recognize the value of our in-place lease agreements and amortize these assets into depreciation on real estate investments over the estimated term of the lease.
     We will perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of our intangible assets, which are included in other assets.
     Revenue and Gain Recognition
     We generally lease our apartment units under operating leases with terms of one year or less. Communities subject to the Oakwood Master Leases entered into in 2005 have a seven-year term. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No. 13, “Accounting for Leases.” Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete). We recognize deferred gains when a property is sold to a third party.
     Rental Expenses
     Rental expenses shown on the accompanying Condensed Consolidated Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $6.8 million and $5.8 million including amounts reclassified to discontinued operations for the three months ended March 31, 2007 and 2006, respectively.
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

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Foreign Currency Translation
     Assets and liabilities of the company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders’ equity on the Condensed Consolidated Balance Sheets. The functional currency utilized for these subsidiaries is the local foreign currency.
     Derivative Financial Instruments
     We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. The resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income. If effective, our hedges have little or no impact on our current earnings.
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
     Comprehensive Income
     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income. Other comprehensive income reflects unrealized holding gains and losses on the available-for-sale investments, changes in the fair value of effective cash flow hedges and gains and losses on long-term foreign currency transactions.
     Our accumulated other comprehensive income for the three months ended March 31, 2007 was as follows (in thousands):

	Net Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income
Balance at December 31, 2006	$1,822	$(554)	$2,252	$3,520
Change in fair value of hedges	—	789	—	789
Change in fair value of long-term debt hedges	—	56		56
Reclassification adjustment for realized net gains	(1,794)	—	—	(1,794)
Foreign currency exchange translation	—	—	1,721	1,721

Balance at March 31, 2007	$28	$291	$3,973	$4,292

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Per Share Data
     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Reconciliation of numerator between basic and diluted net earnings per Common Share(1):

Net earnings attributable to Common Shares – Basic	$286,741	$123,497
Interest on Convertible Debt	7,295	—
Minority interest	611	69

Net earnings attributable to Common Shares – Diluted	$294,647	$123,566

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding – Basic	221,256	213,379
Assumed conversion of Convertible Debt into Common Shares	9,039	—
Incremental options	854	874

Weighted average number of Common Shares outstanding – Diluted	231,149	214,253

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.
     To calculate earnings per share, we allocate the interest on the Convertible Debt on a pro-rata basis between continuing and discontinued operations.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current presentation.
     New Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 did not have a material effect on our financial position, net earnings or cash flows.
     We recognize these tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then, we measure to determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement.
     We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. As of March 31, 2007, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2007	$2,021
Current Period Interest	69

Balance at March 31, 2007	$2,090

     We are required to recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company has accrued interest of approximately $228,000 and we have not recorded any penalties.
(2) Real Estate
     Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
	Investment	Investment
REIT Apartment Communities:
Operating communities	$10,899,899	$11,208,052
Communities under construction	466,532	406,881
Development communities In Planning(1)	94,970	75,538

Total REIT apartment communities	11,461,401	11,690,471
Ameriton(1)	626,191	585,524
International	929,037	851,593
Other real estate assets(2)	60,246	60,052

Total real estate	$13,076,875	$13,187,640

(1)	Includes development communities In Planning – Owned but excludes In Planning – Under Control. Our investment as of March 31, 2007 and December 31, 2006 for development communities In Planning – Under Control was $10.9 million and $7.6 million, respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.

(2)	Includes land that is not In Planning and other non-multifamily real estate assets.
     The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2006	$13,187,640
Acquisition-related expenditures	165,125
Redevelopment expenditures	8,873
Recurring capital expenditures	7,731
Development expenditures, including initial acquisition costs	130,665
Acquisition of land for development	41,283
Dispositions	(466,379)
Other	500

Net apartment community activity	(112,202)
Change in other real estate assets	1,437

Balance at March 31, 2007	$13,076,875

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     At March 31, 2007, we had unfunded contractual commitments of $507.6 million related to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in New York and Germany were allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangibles values.
(3) DeWAG Acquisition
     On July 27, 2006, we acquired 94% of the shares and 94% of an outstanding shareholder loan of DeWAG Deutsche WohnAnlage GmbH (“DeWAG”) for approximately $271 million, based on the exchange rate on the transaction date. We have the option to acquire the remaining 6%, owned by the Managing Directors of DeWAG, under certain circumstances. The results of DeWAG’s operations have been included in the Condensed Consolidated Financial Statements since July 1, 2006. The purchase was funded by an international term loan, which is expected to be repaid or refinanced during the second quarter of 2007. In addition, we assumed approximately $509 million in DeWAG liabilities. DeWAG specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany, as well as West Berlin. As of July 1, 2006, the portfolio consisted of approximately 6,400 residential units. We acquired DeWAG because we are interested in expanding our operations into German markets which we believe have attractive fundamentals for apartment operations.
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

     Following are preliminary values as of March 31, 2007 related to the intangible assets and liabilities we identified in connection with the DeWAG transaction and the corresponding amortization we expect to record (dollar amounts in thousands).

			Weighted
			Average
	Gross		Useful
	Carrying	Accumulated	Life (in
	Amount	Amortization	years)

Non-compete agreements	$19,869	$(3,725)	4
In-place leases	12,893	(2,417)	4

Total intangible assets	$32,762	$(6,142)

Below-market leases	$21,711	$(4,071)	4

Total intangible liabilities	$21,711	$(4,071)

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)

Estimated net amortization for the year ended
2007	$2,763
2008	$2,763
2009	$2,763
2010	$1,382
     The changes in the carrying amount of goodwill are as follows:

Balance December 31, 2006	$35,450
Purchase accounting adjustment	(481)
Change in foreign currency translation	355

Balance March 31, 2007	$35,324

(4) Discontinued Operations
     The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, income taxes, a pro-rata allocation of interest expense and the net gain or loss on the disposition of properties.
     Consistent with our capital recycling program, we had 16 operating apartment communities, representing 6,724 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at March 31, 2007. Accordingly, we have reclassified the operating earnings from these properties to discontinued operations for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, we sold 11 Archstone-Smith and one Ameriton operating community. The operating results of these communities and the related gain on sale are also included in discontinued operations for 2007 and 2006.
     The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental revenues	$31,254	$77,504
Rental expenses	(7,997)	(22,014)
Real estate taxes	(3,616)	(10,260)
Depreciation on real estate investments	(6,654)	(16,215)
Interest expense(1)	(7,027)	(16,224)
Income taxes from taxable REIT subsidiaries	(358)	(422)
Provision for possible loss on real estate investment	—	(2,200)
Debt extinguishment costs related to dispositions	(746)	(863)
Allocation of minority interest	(31,420)	(12,203)
Gains from the disposition of REIT real estate investments, net	275,197	67,467
Internal disposition costs – REIT transactions(2)	(709)	(649)
Gains from the disposition of taxable REIT subsidiary real estate investments, net	3,525	14,724
Internal disposition costs – taxable REIT subsidiary transactions(2)	(141)	(1,108)

Earnings from discontinued apartment communities	$251,308	$77,537

(1)	Interest expense included in discontinued operations is allocated to properties based on each asset’s cost in relation to the company’s leverage ratio and the average effective interest rate for each respective period.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.
     The real estate and mortgage payable balances associated with operating communities classified as held-for-sale are reflected as “Real estate – held-for-sale” and “Mortgages payable – held-for-sale” in the accompanying Condensed Consolidated Balance Sheets.
     The disposition proceeds associated with the sales of individual rental units by our foreign subsidiaries are included in continuing operations as such sales do not meet the requirements under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be reflected as discontinued operations.
(5) Investments in and Advances to Unconsolidated Entities
     Real Estate Joint Ventures
     We have investments in entities that we account for using the equity method. At March 31, 2007, the investment balance consisted of $210.7 million in thirteen Archstone-Smith joint ventures and $41.3 million in five Ameriton joint ventures. At December 31, 2006, the investment balance consisted of $199.7 million in 13 Archstone-Smith joint ventures and $35.6 million in five Ameriton joint ventures. Archstone-Smith and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at March 31, 2007 was 37.4%.
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	March 31,	December 31,
	2007	2006
Assets:
Real estate	$1,589,914	$1,530,659
Other assets	165,946	213,569

Total assets	$1,755,860	$1,744,228

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$512	$1,519
Mortgages payable(1)	1,080,560	1,063,451
Other liabilities	65,932	126,048

Total liabilities	1,147,004	1,191,018

Owners’ equity	608,856	553,210

Total liabilities and owners’ equity	$1,755,860	$1,744,228

(1)	Archstone-Smith guarantees $288.8 million of the outstanding debt balance as of March 31, 2007 and is committed to guarantee another $43.1 million upon funding of additional debt.
     Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Archstone-Smith Joint Ventures
Revenues	$37,483	$31,008
Net Earnings(1)	(2,589)	2,179
Ameriton Joint Ventures
Revenues	$128	$141
Net Earnings(2)	3,850	18,362
Total
Revenues	$37,611	$31,149

Net Earnings	$1,261	$20,541

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)

(1)	There were no gains associated with the disposition of REIT Joint Venture assets for the three months ended March 31, 2007 and 2006.
(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint venture assets. The gains for the three months ended March 31, 2007 and 2006 were $3.9 million and $19.6 million, respectively.
(6) Mortgage and Other Notes Receivable
     The change in mortgage and other notes receivable, which are included in other assets, during the three months ended March 31, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$123,261
Funding of additional notes	464
Accrued interest	1,336
Prepayments	(44,560)

Balance at March 31, 2007	$80,501

     We have a commitment to fund an additional $20.9 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We evaluate the collectibility of our mezzanine and other notes receivable on a quarterly basis. We recognized interest income associated with notes receivable of $2.7 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively. The weighted average contracted interest rate on these notes as of March 31, 2007 was approximately 11.9%.
(7) Borrowings
     Unsecured Credit Facilities
     Our $600 million unsecured credit facility, which is led by JPMorgan Chase Bank, N.A., bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The facility contains an accordion feature that allows us to increase the size of the commitment to $1.0 billion at any time during the life of the facility, subject to lenders providing additional commitments, and enables us to borrow up to $150 million in foreign currencies. The credit facility is scheduled to mature in June 2010, but may be extended for one year at our option.
     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	March 31, 2007	December 31, 2006
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	228,552	80,000
Outstanding letters of credit under this facility	9,211	14,880
Weighted average daily borrowings	160,160	100,474
Maximum borrowings outstanding during the period	242,417	360,000
Weighted average daily nominal interest rate	5.4%	5.0%
Weighted average daily effective interest rate	5.6%	6.3%

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, N.A., which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 5.6% to 5.8% during 2007. There were $47.3 million of borrowings outstanding under the agreement at March 31, 2007, and $4.7 million of borrowings outstanding at December 31, 2006.
     Unsecured Loans – International
     We entered into a $272.8 million short-term loan agreement with LaSalle Bank National Association to fund the acquisition of DeWAG. We also entered into a separate $129.6 million short-term revolving loan agreement with LaSalle Bank National Association to fund acquisitions by DeWAG. The borrowings under these loans bear interest at EURIBOR plus 0.40%. The effective interest rate at March 31, 2007 was 4.3%. The unpaid balance on our Unsecured loans – International at March 31, 2007 was $171.7 million. We expect the balances of these loans to be paid off or refinanced during the second quarter of 2007.
     Long-Term Unsecured Debt
     A summary of our Long-Term Unsecured Debt outstanding at March 31, 2007 and December 31, 2006 follows (dollar amounts in thousands):

		Effective			Average
	Coupon	Interest	Balance at	Balance at	Remaining
Type of Debt	Rate(1)	Rate(1) (2)	March 31, 2007	December 31, 2006	Life (Years)
Long-term unsecured senior notes	5.4%	5.6%	$3,261,759	$3,279,404	5.3
Unsecured tax-exempt bonds	4.0%	4.3%	59,943	76,295	14.8

Total/Weighted average	5.4%	5.5%	$3,321,702	$3,355,699	5.3

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
     Mortgages Payable
     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Early repayment of mortgages is generally subject to prepayment penalties.
     A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at(1)		Effective Interest
	March 31, 2007	December 31, 2006	Rate(2)
Secured floating rate debt:
Tax-exempt debt	$866,720	$935,536	5.1%
Conventional mortgages	157,377	167,020	4.7%

Total Floating	1,024,097	1,102,556	5.0%
Secured fixed rate debt:
Tax-exempt debt	3,085	3,086	6.4%
Conventional mortgages	1,648,448	1,651,650	5.8%
Other secured debt	18,661	18,942	4.6%

Total Fixed	1,670,194	1,673,678	5.8%

Total mortgages payable	$2,694,291	$2,776,234	5.5%

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $40.8 million and $43.9 million at March 31, 2007 and December 31, 2006 respectively, and is being amortized as a credit to interest expense over the life of the underlying debt.
(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.
The change in mortgages payable during the three months ended March 31, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$2,776,234
Regularly scheduled principal amortization	(2,047)
Prepayments, final maturities and other	(79,896)

Balance at March 31, 2007	$2,694,291

     Other
     The book value of total assets pledged as collateral for mortgage loans and other obligations at March 31, 2007 and December 31, 2006 was $5.6 billion. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at March 31, 2007.
     The total interest paid on all outstanding debt was $106.4 million and $82.0 million for the three months ended March 31, 2007 and 2006. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $12.9 million and $12.8 million for the three months ended March 31, 2007 and 2006, respectively.
(8) Minority Interest
     Minority interest consisted of Common Units at March 31, 2007. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2006	$739,149
Common Unit conversions	(49,351)
Common Unit redemptions	(456)
Unitholders’ share of net earnings	37,228
Common Units issued for real estate	1,024
Common Unitholders’ distributions	(13,087)
Revaluation and other	(3,021)

Balance at March 31, 2007	$711,486

     Common Units
     We owned 89.0% and 88.2% of the Operating Trust’s outstanding Common Units at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, 2,052,018 Common Units were converted into Common Shares.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(9) Dividends to Shareholders
     The following table summarizes the quarterly cash dividends paid per share on Common Shares, A-1 Common Units and Preferred Shares during the three months ended March 31, 2007 and the annualized dividend we expect to pay for 2007:

	Quarterly	Annualized
	Cash Dividend	Cash Dividend
	Per Share	Per Share
Common Shares and A-1 Common Units	$0.4525	$1.81
Series I Perpetual Preferred Shares(1)	1,915	7,660

(1)	Series I Preferred Shares have a par value of $100,000 per share.
(10) Benefit Plans and Implementation of SFAS 123R
     Our long-term incentive plan was approved in 1997 and was modified in connection with the Smith Merger. There have been six types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) RSU awards with a DEU feature (awarded prior to 2006); (iv) RSU awards with a cash dividend payment feature (awarded after 2005); (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; and (vi) performance units, which are convertible into Common Shares upon vesting, issued to certain named executives under a Special Long-Term Incentive Program.
     No more than 20.0 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of March 31, 2007, Archstone-Smith had approximately 9.7 million shares available for future issuance. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.
     A summary of share option activity for the options and RSUs is presented below:

	Option Awards		RSU Awards
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Units	Grant Price

Balance, December 31, 2006	1,831,355	$30.14	946,615	$31.82
Granted	388,017	$58.62	175,176	$58.62
Exercised/Settled	(165,369)	$33.70	(99,532)	$28.86
Forfeited	(22,306)	$42.63	0	$0
Expired	0	$0	0	$0
Balance, March 31, 2007	2,031,697	$35.16	1,022,259	$36.72
     Certain of the options and RSUs, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of March 31, 2007 was approximately 267,000. During the three months ended March 31, 2007, we recorded $97,000 as a charge to operating expense related to unvested DEUs and $415,000 of Common Share dividends related to vested DEUs.
     Options
     During the three months ended March 31, 2007 and 2006, the share options granted to associates had a calculated fair value of $8.44 and $5.52 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the three months ended March 31, 2007, the calculated fair value was determined using

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.44%, a weighted average dividend yield of 3.39%, a volatility factor of 18.62% and a weighted average expected life of four years. For the three months ended March 31, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.30% and a weighted average expected life of four years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 10% in recording option compensation expense for the three months ended March 31, 2007, based primarily on historical experience. The unamortized compensation cost is $2.2 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2009.
     The total intrinsic value of the share options exercised during the three-month periods ended March 31, 2007 and 2006 were $4.5 million and $21.9 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We have 1.2 million fully vested options outstanding at March 31, 2007 with a weighted average exercise price of $25.64. The weighted-average contractual life of the fully vested options is 6.75 years, and they have an intrinsic value of $35.7 million. In addition, we have 627,342 options outstanding that we expect to vest with a weighted average exercise price of $51.15. The weighted-average contractual life of the unvested options is 9.5 years, and they have an intrinsic value of $2.0 million.
     Restricted Share Units
     Also during the three months ended March 31, 2007 and 2006, we issued RSUs to senior officers and trustees of the company with an average grant date fair value of $58.62 and $45.58, respectively per share. The units vest over a three-year period and the related unamortized compensation cost is $17.5 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2009.
     We have 595,732 fully vested RSUs outstanding at March 31, 2007 with a weighted average grant date fair value of $36.72. The weighted-average contractual life for the fully vested shares is 6.74 years and the intrinsic value is $32.3 million. In addition, we have 426,527 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $48.68. The weighted-average contractual life for the unvested shares is 9.1 years and the intrinsic value is $23.1 million. The total intrinsic value of the RSUs settled during the three-month periods ended March 31, 2007 and 2006 were $6.1 million and $4.3 million, respectively.
     Special Long-Term Incentive Program
     Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at March 31, 2007 is $2.8 million.
     Summary
     The compensation cost associated with all awards for the three months ended March 31, 2007 was approximately $3.0 million, of which approximately $2.1 million was charged to operating expenses, and approximately $.9 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the three months ended March 31, 2006 was approximately $3.0 million, of which approximately $2.3 million was charged to operating expenses, and approximately $0.7 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(11) Segment Data
     We have determined that our garden communities and our High-Rise properties have similar economic characteristics and meet the other GAAP criteria, which permit the garden communities and High-Rise properties to be aggregated into two reportable segments. Additionally, we have defined the activity from Ameriton as an individual operating segment as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year operating performance.
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$116,538	$108,760
High-Rise properties	84,436	79,598
Non Same-Store and other:
Garden communities	15,110	2,812
High-Rise communities	29,257	11,368
Ameriton communities(1)	2,193	430
International and other non-reportable operating segment revenues	20,598	4,766

Total segment and consolidated rental revenues	$268,132	$207,734

	Three Months Ended
	March 31
	2007	2006
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$82,350	$76,656
High-Rise communities	58,155	55,089
Non Same-Store and other:
Garden communities	7,672	1,399
High-Rise communities	17,929	6,931
Ameriton communities(1)	1,114	(2)
International and other non-reportable operating segment	11,242	3,434

Total segment NOI	$178,462	$143,507

Reconciling items:
Other income	15,754	16,216
Depreciation on real estate investments	(67,492)	(53,359)
Interest expense	(67,293)	(45,527)
General and administrative expenses	(18,998)	(15,385)
Other expenses	(955)	(10,354)

Consolidated earnings from operations	$39,478	$35,098

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. Pre-tax net gains from the disposition of Ameriton operating communities were $3.4 million and $13.6 million for the three months ended March 31, 2007

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
and 2006, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains from the sale of unconsolidated joint venture assets that are classified within income from unconsolidated entities and gains from land sales that are classified within other income. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	March 31,	December 31,
	2007	2006
Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,598,470	$3,610,111
High-Rise properties	3,055,678	3,070,712
Non Same-Store:
Garden communities	1,330,053	1,527,922
High-Rise properties	1,692,038	1,699,610
Ameriton	446,426	412,030
FHA/ADA settlement accrual	22,701	29,185
International	915,661	843,003
Other non-reportable operating segment assets	154,709	153,567

Total segment assets	11,215,736	11,346,140
Real estate held-for-sale, net	885,622	884,354

Total segment assets	12,101,358	12,230,494

Reconciling items:
Investment in and advances to unconsolidated entities	252,014	235,323
Cash and cash equivalents	49,270	48,655
Restricted cash in tax-deferred exchange escrow	669,395	319,312
Other assets	389,464	425,343

Consolidated total assets	$13,461,501	$13,259,127

     Total capital expenditures for garden communities included in continuing operations were $12.4 million and $7.3 million for the three months ended March 31, 2007 and 2006, respectively. Total capital expenditures for High-Rise properties included in continuing operations were $7.0 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.5 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.
(12) Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s wholly-owned and joint venture communities, of which we still own or have an interest in 42. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $22.7 million of the original accrual remaining on March 31, 2007.

Archstone-Smith Trust
Notes to Condensed Consolidated Financial Statements (Continued)
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
     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of earnings for the three months ended March 31, 2007 and 2006, the condensed consolidated statement of shareholders’ equity and comprehensive income for the three months ended March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Denver, Colorado
May 9, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with Archstone-Smith’s 2006 Form 10-K as well as the financial statements and notes included in Item 1 of this report.
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
     Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith’s 2006 Form 10-K, “Item 1. Business,” for a more complete discussion of risk factors that could impact our future financial performance.
     The Company
     Archstone-Smith is engaged primarily in the acquisition, development, redevelopment, operation and long-term ownership of apartment communities in the United States. We have elected REIT status and are structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust. We are the sole trustee and owned 89.0% of the Operating Trust at March 31, 2007. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE: ASN).
     Results of Operations
Executive Summary
     The major factors that influenced our operating results for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 were as follows:
•	NOI increased due primarily to an increase of 6.8% in NOI for our Same-Store communities as well as the DeWAG transaction.

•	Other income was lower due primarily to lower insurance recoveries offset by an increase in interest income resulting from higher restricted cash balances attributable to our 1031 exchange disposition transactions.

•	Higher depreciation and interest expense was due to the increase in the size of the real estate portfolio and the related financing activities, respectively. Rising interest rates also influenced the increase in interest expense.

•	General and administrative expenses increased principally as a result of our international expansion.

•	Other expenses were lower in 2007 due principally to $8.4 million of Ameriton income tax expense recorded in 2006 related primarily to disposition gains.

•	Earnings from unconsolidated entities was higher in 2006 primarily due to higher gains on the sale of Ameriton joint venture assets.

•	The increase in gains on disposition of real estate was driven principally by significantly higher volume of REIT dispositions in 2007.

Reconciliation of Quantitative Summary to Condensed Consolidated Statements of Earnings
     The following schedules are provided to reconcile our Condensed Consolidated Statements of Earnings to the information presented in the “Quantitative Summary” provided in the next section (dollar amounts in thousands).

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$268,132	$31,254	$299,386	$207,734	$77,504	$285,238
Other income	15,754	—	15,754	16,216	—	16,216
Property operating expenses (rental expenses and real estate taxes)	89,670	11,613	101,283	64,227	32,274	96,501
Depreciation on real estate investments	67,492	6,654	74,146	53,359	16,215	69,574
Interest expense	67,293	7,027	74,320	45,527	16,224	61,751
General and administrative expenses	18,998	—	18,998	15,385	—	15,385
Other expense	955	1,104	2,059	10,354	3,485	13,839
Minority interest	5,808	31,420	37,228	7,234	12,203	19,437
Income from unconsolidated entities	695	—	695	18,878	—	18,878
Other non-operating income	2,026	—	2,026	176	—	176
Gains, net of disposition costs	—	277,872	277,872	—	80,434	80,434

Net earnings	$36,391	$251,308	$287,699	$46,918	$77,537	$124,455

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

	Three Months Ended March 31,
			Increase/
	2007	2006	(Decrease)
Rental revenues:
Same-Store(1)	$226,827	$213,201	$13,626
Non Same-Store and other	48,581	59,559	(10,978)
Ameriton	3,380	7,712	(4,332)
Non-multifamily	1,608	3,002	(1,394)
International	18,990	1,764	17,226

Total rental revenues	299,386	285,238	14,148

Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	68,922	65,392	3,530
Non Same-Store and other	21,378	25,851	(4,473)
Ameriton	1,628	3,927	(2,299)

	Three Months Ended March 31,
			Increase/
	2007	2006	(Decrease)
Non-multifamily	216	541	(325)
International	9,139	790	8,349

Total property operating expenses	101,283	96,501	4,782

Net operating income (rental revenues less property operating expenses)	198,103	188,737	9,366
Margin (NOI/rental revenues):	66.2%	66.2%	0.0%
Average occupancy during period:(2)	93.2%	95.2%	(2.0%)

Other income	15,754	16,216	(462)
Depreciation of real estate investments	74,146	69,574	4,572
Interest expense	87,207	74,522	12,685
Capitalized interest	12,887	12,771	116

Net interest expense	74,320	61,751	12,569
General and administrative expenses	18,998	15,385	3,613
Other expense	2,059	13,839	(11,780)

Earnings from continuing and discontinued operations	44,334	44,404	(70)

Minority interest	(37,228)	(19,437)	17,791
Equity in earnings from unconsolidated entities	695	18,878	(18,183)
Other non-operating income	2,026	176	1,850

Gains on disposition of real estate investments, net of disposition costs
Taxable subsidiaries	3,384	13,616	(10,232)
REIT	274,488	66,818	207,670

Net earnings	287,699	124,455	163,244

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on March 31, 2007 and fully operating during both of the comparison periods.

(2)	Does not include occupancy associated with properties owned by Ameriton, located in Germany or operated under the Oakwood Master Leases.
Property-level operating results
     We utilize NOI as the primary measure to evaluate our operating performance and for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period operating performance. In analyzing the performance of our operating portfolio, we evaluate Same-Store communities separately from Non Same-Store communities and other properties.
Same-Store Analysis
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on March 31, 2007 and fully operating during each of the respective comparison periods.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
	Q1 2007 vs.	Q1 2007 vs.	Q1 2007 vs.
	Q1 2006	Q1 2006	Q1 2006
Garden	6.6%	4.7%	7.4%
High-Rise	6.1%	6.5%	5.9%

Average	6.4%	5.4%	6.8%

     Same-store revenues were up 6.4% for the quarter ended March 31, 2007 as compared to the same period in 2006 due primarily to an increase in average rental revenue per unit which was partially offset by a decrease in occupancy in Washington, D.C. and New York. Same-store expenses were up 5.4% for the quarter ended March 31, 2007 as compared to the same period in 2006, primarily due to higher real estate taxes and personnel costs. These changes in revenues and expenses resulted in an increase in same-store NOI of 6.8% driven principally by strong growth in Seattle, Southern California, the New York metropolitan area and the San Francisco Bay Area, which represent 57% of the company’s portfolio.
     Non Same-Store and Other Analysis
     The $6.5 million decrease in NOI in the Non Same-Store portfolio for the quarter ended March 31, 2007 as compared to the same period in 2006 is primarily attributable to a $23.8 million decrease related to community dispositions, offset by an $11.9 million increase related to acquisitions and a $4.5 million increase related to recently stabilized development communities and communities in lease-up.
     Ameriton
     The decrease in NOI from Ameriton apartment communities for the three months ended March 31, 2007 as compared to the comparable period in the prior year is primarily attributable to dispositions.
     International
     The increase in NOI of $8.9 million for the quarter ended March 31, 2007 as compared to the same period in the prior year is primarily attributable to the DeWAG acquisition that occurred in July 2006. As of March 31, 2007, the overall International portfolio consisted of approximately 9,100 residential units.
Other Income
     Other income was lower for the quarter ended March 31, 2007 as compared to the same period in 2006 due primarily to a $5.0 million reduction in insurance recoveries offset by higher interest income earned on higher cash balances that resulted primarily from our 1031 exchange disposition transactions.
Depreciation Expense
     The depreciation increase for the three months ended March 31, 2007 is primarily related to the increase in the size of the real estate portfolio as compared to March 31, 2006.
Interest Expense
     The increase in gross interest expense during the three months ended March 31, 2007 is due to higher average debt levels associated with the increased size of the real estate portfolio as compared to March 31, 2006.

General and Administrative Expenses
     General and administrative expenses were higher for the quarter ended March 31, 2007 due primarily to higher personnel-related costs associated with our recent international expansion.
Other Expense
     Other expense for the quarter ended March 31, 2007 was lower due principally to $8.4 million of income tax expense related primarily to prior year disposition gains and a $2.2 million impairment charge related to an asset that we sold in 2006.
Minority Interest
     Minority interest was higher for the quarter ended March 31, 2007 as a result of higher gains on disposition of real estate, which were offset by changes in the relative number of Common Units to the aggregate number of Common Shares and Common Units, which averaged 11.5% for 2007 and 13.6% for 2006.
Equity in Earnings from Unconsolidated Entities
     Earnings from unconsolidated entities were lower in 2007 primarily due to lower gains on the sale of Ameriton joint venture assets.
Other Non-Operating Income
     Non-operating income was higher for the quarter ended March 31, 2007 due to higher gains on the sale of marketable securities.
Gains on Real Estate Dispositions
     See “Discontinued Operations Analysis” below for discussion of gains.

Discontinued Operations Analysis
     Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of March 31, 2007 (dollars in thousands).

	Three Months Ended
	March 31,
	2007	2006
Rental revenues	$31,254	$77,504
Rental expenses	(7,997)	(22,014)
Real estate taxes	(3,616)	(10,260)
Depreciation on real estate investments	(6,654)	(16,215)
Interest expense(1)	(7,027)	(16,224)
Income taxes from taxable REIT subsidiaries	(358)	(422)
Provision for possible loss on real estate investment		(2,200)
Debt extinguishment costs related to dispositions	(746)	(863)
Allocation of minority interest	(31,420)	(12,203)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	3,384	13,616
REIT	274,488	66,818

Total discontinued operations	$251,308	$77,537

Number of communities sold during the period	12	7
Number of sold communities included in discontinued operations NOI	12	56
Number of communities classified as held-for-sale and included in discontinued operations NOI as of March 31, 2007	16	15

(1)	Interest expense included in discontinued operations is allocated to properties based on each asset’s cost in relation to the company’s leverage ratio and the average effective interest rate for each respective period.
     As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities and redeploying the proceeds to fund investments with higher anticipated growth prospects, we had significant disposition activity in both 2007 and 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was higher in 2006 as compared to 2007 due primarily to the longer holding period for communities we have sold. Direct operating expenses, depreciation and allocated interest expense are generally proportional to the net operating income of communities included in discontinued operations for each period. The number of REIT dispositions in 2007 and the relative size of the corresponding gain was significantly higher in 2007. The portion of earnings from discontinued operations allocated to minority interest in 2007 was higher than 2006 due primarily to higher gains.
     Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the next 12 months. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the periods ending March 31, 2007 and 2006.
     Scheduled Debt Maturities and Interest Payment Requirements
     We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. As of March 31, 2007, we had scheduled long-term debt maturities of $479.6 million, $544.6 million and $477.4 million during 2007, 2008 and

2009, respectively and $171.7 million in International loans that we expect to be paid off or refinanced during the second quarter of 2007.
     On May 1, 2007, we had $484.9 million borrowed on our unsecured credit facilities, $19.3 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $195.8 million.
     Our unsecured credit facilities, long-term unsecured debt, mortgages payable and international loan had effective weighted average interest rates of 5.6%, 5.5%, 5.5% and 4.3%, respectively, as of March 31, 2007. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.
     Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the period ended March 31, 2007.
     Shareholder Dividend Requirements
     Based on anticipated distribution levels for 2007 and the number of Common Shares and Common Units outstanding as of March 31, 2007, we anticipate that we will pay distributions and dividends of $456.7 million in the aggregate during the year ending December 31, 2007. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units.
     Planned Investments
     Following is a summary of planned investments as of March 31, 2007, including Ameriton, but excluding joint ventures. The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

	Planned Investments
	(in thousands)
	Discretionary	Committed
Communities under redevelopment	$603	$3,597
Communities under construction	—	503,969
Communities In Planning and owned	1,376,067	—
Communities In Planning and Under Control	660,418	—
Community acquisitions under contract	309,000	—
FHA/ADA settlement capital accrual	—	22,701

Total	$2,346,088	$530,267

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.
     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2010. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.
     Funding Sources
     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds, existing cash balances, borrowings under our unsecured credit facilities and proceeds from long-term financing. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. At May 1, 2007, we had $195.8 million in available capacity on our unsecured credit facilities. In addition, we expect the proceeds from REIT dispositions to approximate our investment in new

REIT operating community acquisitions in 2007. We therefore do not believe that discontinued operations will have a significant adverse impact on our liquidity in the foreseeable future.
     Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s wholly-owned and joint venture communities, of which we still own or have an interest in 42. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $22.7 million of the original accrual remaining on March 31, 2007.
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
     When determining if there is an indication of impairment for assets intended to be held and used, we estimate the asset’s NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held-for-sale, we then determine the fair value of the asset.
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

Consolidation vs. Equity Method of Accounting for Ventures
     From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe, makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”
     Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at March 31, 2007 aggregated $252.0 million. Please refer to Note 5, Investments in and Advances to Unconsolidated Entities for additional information.
     Contractual Commitments
     Please refer to “Scheduled Debt Maturities and Interest Payment Requirements” and “Planned Investments” above for further discussion of significant contractual commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in the qualitative or quantitative disclosures regarding our market risk. For detailed information about the qualitative and quantitative disclosures of our market risk, see Item 7A in our 2006 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, to the best of their knowledge, as of March 31, 2007.
Changes in Internal Controls over Financial Reporting
     There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
     See the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of our Common Shares during the three months ended March 31, 2007. The maximum approximate dollar value that may yet be purchased pursuant to authorization of the Board of Trustees is $132.1 million. During the three months ended March 31, 2007, we issued a total of 2,052,018 Common Shares upon the redemption of 2,052,018 Class A-1 Common Units of the Operating Trust. Certain of the Common Shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. Each ASOT Class A-1 Common Unit of the Operating Trust may be redeemed at the option of the unitholder. We have the option of delivering cash (equal to the value of a Common Share) or one Common Share for each Class A-1 Common Unit redeemed.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     No other information is required to be disclosed for the period ended March 31, 2007 that has not been disclosed in a report on Form 8-K. There has been no change to the procedures by which security holders may recommend nominees to our Board of Trustees.
Item 6. Exhibits
     See Exhibits.

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

Mark A. Schumacher
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 9, 2007

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on June 2, 2006)

3.3	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.2	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.3	Form of Performance Unit Agreement to be used in connection with the Special Long Term Incentive Program

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	Independent Registered Public Accounting Firm Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002