Form 10-Q
period 2007-06-30
ARCHSTONE SMITH TRUST
filed 2007-08-09
CIK 1156826

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        At August 1, 2007, there were approximately 223,640,000 of the Registrant's Common Shares outstanding, excluding dilutive Common Share equivalents.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Archstone-Smith Trust

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate	$11,996,862	$12,258,916
Real estate—held-for-sale	933,485	928,724
Accumulated depreciation	(1,013,528)	(957,146)

	11,916,819	12,230,494
Investments in and advances to unconsolidated entities	491,810	235,323

Net investments	12,408,629	12,465,817
Cash and cash equivalents	12,975	48,655
Restricted cash in tax-deferred exchange and bond escrow	158,905	319,312
Other assets	445,533	425,343

Total assets	$13,026,042	$13,259,127

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unsecured credit facilities	$744,257	$84,723
Unsecured loans—International	—	235,771
Long-Term Unsecured Debt	3,301,972	3,355,699
Mortgages payable	2,054,510	2,666,477
Mortgages payable—held-for-sale	59,245	109,757
Accounts payable	52,329	71,967
Accrued interest	62,696	67,135
Accrued expenses and other liabilities	267,688	365,260

Total liabilities	6,542,697	6,956,789

Minority interest	687,380	739,149

Shareholders' equity:
Perpetual Preferred Shares	50,000	50,000
Common Shares (223,622,659 shares at June 30, 2007 and 220,147,167 shares at December 31, 2006)	2,236	2,201
Additional paid-in capital	4,969,631	4,883,164
Accumulated other comprehensive income	3,465	3,520
Retained Earnings	770,633	624,304

Total shareholders' equity	5,795,965	5,563,189

Total liabilities and shareholders' equity	$13,026,042	$13,259,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental revenues	$279,929	$218,603	$545,149	$422,510
Other income	13,409	13,585	29,163	29,801

	293,338	232,188	574,312	452,311

Expenses:
Rental expenses	68,177	46,797	130,802	91,503
Real estate taxes	26,265	19,311	52,230	37,741
Depreciation on real estate investments	71,076	57,347	137,303	109,760
Interest expense	72,179	46,819	138,135	90,930
General and administrative expenses	20,133	15,912	39,131	31,297
Other expenses	5,899	2,862	7,538	13,866

	263,729	189,048	505,139	375,097

Earnings from operations	29,609	43,140	69,173	77,214
Minority interest	(3,144)	(7,152)	(7,855)	(14,262)
Income from unconsolidated entities	307	10,518	1,002	29,396
Other non-operating income/(expense)	(84)	243	1,942	419

Earnings before discontinued operations	26,688	46,749	64,262	92,767
Earnings from discontinued operations	34,922	120,100	285,832	198,465

Net earnings	61,610	166,849	350,094	291,232
Preferred Share dividends	958	957	1,916	1,915
Net earnings attributable to Common Shares—Basic	$60,652	$165,892	$348,178	$289,317
Interest on Convertible Debt	—	—	13,590	—
Minority interest	22	89	192	153

Net earnings attributable to Common Shares—Diluted	$60,674	$165,981	$361,960	$289,470

Weighted average Common Shares outstanding:
Basic	223,224	214,573	222,246	213,983

Diluted	223,974	215,427	232,056	214,821

Earnings per Common Share—Basic:
Earnings before discontinued operations	$0.12	$0.21	$0.28	$0.42
Discontinued operations, net	0.15	0.56	1.29	0.93

Net earnings	$0.27	$0.77	$1.57	$1.35

Earnings per Common Share—Diluted:
Earnings before discontinued operations	$0.11	$0.21	$0.28	$0.42
Discontinued operations, net	0.16	0.56	1.28	0.93

Net earnings	$0.27	$0.77	$1.56	$1.35

Dividends paid per Common Share	$0.4525	$0.4350	$0.9050	$0.8700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust

Condensed Consolidated Statement of Shareholders'
Equity and Comprehensive Income

Six Months Ended June 30, 2007

(In thousands)

(Unaudited)

	Perpetual Preferred Shares at Aggregate Liquidation Preference	Common Shares at Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at December 31, 2006	$50,000	$2,201	$4,883,164	$3,520	$624,304	$5,563,189
Comprehensive income:
Net earnings	—	—	—	—	350,094	350,094
Change in fair value of hedges	—	—	—	2,282	—	2,282
Reclassification adjustment for realized net gains on marketable securities	—	—	—	(1,794)	—	(1,794)
Change in fair value of marketable securities	—	—	—	(4)	—	(4)
Foreign currency exchange translation and partial reversal upon International Fund formation	—	—	—	(539)	—	(539)

Comprehensive income attributable to Common Shares						350,039

Preferred Share dividends	—	—	—	—	(1,916)	(1,916)
Common Share dividends	—	—	—	—	(201,849)	(201,849)
A-1 Common Units converted into Common Shares	—	23	55,355	—	—	55,378
Issuance of Common Shares under Dividend Reinvestment Plan	—	4	20,489	—	—	20,493
Exercise of options	—	5	10,227	—	—	10,232
Equity-classified awards under Compensation Plans	—	3	3,991	—	—	3,994
Purchase accounting and fund formation adjustments	—	—	6,131	—	—	6,131
Other, net (Including Minority Interest Revaluation of $12,689)	—	—	(9,726)	—	—	(9,726)

Balances at June 30, 2007	$50,000	$2,236	$4,969,631	$3,465	$770,633	$5,795,965

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net earnings	$393,949	$336,646
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	153,794	149,324
Gains on dispositions of depreciated real estate	(309,808)	(229,631)
Gains on sale of marketable equity securities	(1,867)	—
Change in swap value—DeWAG derivatives	—	—
Provision for possible loss on investments	—	4,328
Equity in earnings from unconsolidated entities	3,383	4,827
Interest accrued on Mezzanine loans	(866)	(4,560)
Change in other assets	94,872	(19,904)
Change in accounts payable, accrued expenses and other liabilities	(21,706)	(13,229)
Other, net	6,832	12,882

Net cash flow provided by operating activities	$318,583	$240,683

Investing activities:
Real estate investments	(1,427,162)	(899,325)
Change in investments in unconsolidated entities, net	(30,769)	(65,135)
Investment in International Fund	(75,884)	—
Proceeds from dispositions	875,323	972,899
Change in restricted cash	160,407	210,395
Change in notes receivable, net	48,608	(83,468)
Other, net	(5,555)	(12,282)

Net cash flow provided (used) by investing activities	(455,032)	123,084

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	—	296,946
Payments on Long-Term Unsecured Debt	(54,750)	(18,750)
Proceeds from (payments on) unsecured credit facilities, net	765,171	(285,360)
Principal repayment of mortgages payable, including prepayment penalties	(141,543)	(154,904)
Regularly scheduled principal payments on mortgages payable	(6,332)	(6,388)
Proceeds from Unsecured loans—International	142,657	—
Principal repayments on Unsecured loans—International	(378,428)	—
Proceeds from Common Shares issued under DRIP and employee stock options	29,433	35,344
Cash dividends paid on Common Shares	(227,246)	(215,615)
Cash dividends paid on Preferred Shares	(1,916)	(1,915)
Other, net	(26,277)	(5,098)

Net cash flow provided (used) by financing activities	100,769	(355,740)

Net change in cash and cash equivalents	(35,680)	8,027
Cash and cash equivalents at beginning of period	48,655	13,638

Cash and cash equivalents at end of period	$12,975	$21,665

Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$1,067	$28,371
Common Units converted to Common Shares	55,378	27,484
Assumption of mortgages payable upon purchase of apartment communities	—	290,693

        In connection with the formation of the International Fund, we contributed assets and liabilities at book value. The assets consisted of real estate of $1.0 billion and accounts receivable and other assets of $0.1 billion. The liabilities consisted of mortgages and unsecured credit facilities of $0.7 billion and other accounts payable and accrued expenses of $0.1 billion.

        These Condensed Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2007 and 2006
(Unaudited)

(1)    Description of the Business and Summary of Significant Accounting Policies

  Business

        Our business is conducted primarily through Archstone-Smith Operating Trust, our majority owned subsidiary, which we refer to herein as the "Operating Trust." We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 89.3% of the Operating Trust's outstanding Common Units; the remaining 10.7% of the Common Units are owned by minority interest holders. As used herein, "we," "our" and the "company" refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing, redeveloping and operating apartments in markets characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.

  Agreement to be Acquired

        On May 29, 2007, Archstone-Smith announced it had signed a definitive Merger Agreement, dated as of May 28, 2007 (as amended by Amendment No. 1 thereto described below, the "Merger Agreement"), whereby both Archstone-Smith and the Operating Trust would be acquired by subsidiaries of an entity jointly controlled by affiliates of Tishman Speyer Real Estate Venture VII, L.P., and Lehman Brothers Holdings, Inc. (the "Buyer Parties"). Under the terms of the Merger Agreement, all outstanding Common Shares of Archstone-Smith will be acquired by a subsidiary of the Buyer Parties for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties may elect to replace them with substantially identical Series I Preferred Shares of the entity surviving the merger or redeem them for the liquidation preference of $100,000 per share, plus all accrued and unpaid distributions through the redemption date. The Merger Agreement and the related transactions were unanimously approved by the Board of Trustees of Archstone-Smith and are subject to certain conditions, including, among other things, in compliance with European anti-trust regulations and the approval of the Archstone-Smith merger by the affirmative vote of the holders of at least a majority of outstanding Common Shares. Archstone-Smith paid its regular quarterly dividend on May 31, 2007 to common shareholders of record as of May 16, 2007, but will not pay any additional dividends on its Common Shares.

        As part of the proposed transaction, the Operating Trust will be merged with a subsidiary ("MergerSub") of the Buyer Parties. Although the Operating Trust will be the surviving entity, MergerSub will be viewed as the acquiror for accounting purposes. As a holder as of June 30, 2007 of approximately 89.3% of the Operating Trust's outstanding Common Units, Archstone-Smith's approval is the only approval of the holders of the Operating Trust's Common Units that is necessary under the Merger Agreement to approve the merger. Each Class A-2 Common Unit will remain outstanding whereas each Class A-1 Common Unit will be converted into the right to receive (a) one newly-issued Series O Preferred Unit, or (b) at the election of the holder, cash consideration of $60.75 without interest and less applicable withholding taxes. Holders of Class A-1 Common Units may elect to receive a combination of cash consideration and the Series O Preferred Units for their Class A-1 Common Units. Each Series O Preferred Unit will have a redemption price of $60.75 and will bear cumulative preferential distributions payable quarterly at an annual rate of 6%. The distribution rate will increase to 8% per annum during any period when the ratio of total debt to total assets exceeds 0.85 to 1.00. The Series O Preferred Units, which will have only limited voting rights, will be redeemable by the holder or the Operating Trust under certain circumstances. The Series I Preferred Units will, at the election of the Buyer Parties, either remain outstanding and unchanged or be redeemed for the liquidation preference of $100,000 per unit, plus all accrued and unpaid distributions through the redemption date. Each Series M Preferred Unit and each Series N-1 and N-2 Convertible Preferred Unit will be converted into the right to receive one (1) newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of the Operating Trust.

        On August 5, 2007, Archstone-Smith and the Operating Trust entered into Amendment Number 1 to the Merger Agreement (the "Amendment") with the Buyer Parties. The Amendment does not change the consideration to be received by the holders of Common Shares. Holders of Common Shares will continue to be entitled to receive in the merger $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share that they hold immediately prior to the effective time of the Operating Trust merger. In addition, in connection with the merger of the Operating Trust, holders of the Operating Trust's Class A-1 Common Units will continue to receive, for each such unit, one newly issued Series O Preferred Unit of the Operating Trust or, if they so elect, a cash payment equal to $60.75, without interest and less applicable withholding taxes, for each Class A-1 Common Unit that they own or a combination of Series O Preferred Units and the cash consideration.

        Under the terms of the Amendment, among other things, the parties continue to be obligated to close the mergers as promptly as practicable (but in no event later than the third business day) after all of the conditions to the closing of the mergers are satisfied or appropriately waived, but would not be required to complete the closing during the period beginning on August 15, 2007 and ending on October 4, 2007. Prior to the Amendment, the Buyer Parties would not have been required under the Merger Agreement to consummate the mergers between August 15, 2007 and August 31, 2007.

        In addition, Archstone-Smith has received communications on behalf of certain holder of Class A-1 Common Units in the Operating Trust alleging, among other things, that the requirement that such unitholders release Archstone-Smith and the Buyer Parties from any claims under any of their previously existing tax protection agreements with Archstone-Smith in order to be able to elect to receive the cash merger consideration was not permissible, and threatening to seek injunctive relief and monetary damages. Under the Amendment, Archstone-Smith and the Buyer Parties have agreed that such release will no longer be required for Class A-1 Common Unitholders to elect to receive the cash merger consideration. Also pursuant to the Amendment, the parties confirmed and acknowledged that, as of the date of the Amendment, to their knowledge, there was no fact, event, effect, notice, development, change, circumstance or condition that had occurred and/or was continuing that would cause, or would reasonably be likely to cause, any of the conditions to the consummation of the mergers not to be satisfied on or before the December 31, 2007, the outside date under the Merger Agreement.

        The closing of the mergers is not subject to a financing condition. Neither Archstone-Smith nor any of its affiliates can give any assurance that the Archstone-Smith merger will be approved by Archstone-Smith Trust's common shareholders or that any of the other conditions to the closing of the mergers will be met.

        The Buyer Parties have informed us they intend to cause the Operating Trust to make certain material asset distributions to Archstone-Smith or related entities immediately after the effective time of the Operating Trust merger. The intention of the Buyer Parties is subject to change with respect to such asset distributions and other assets may be sold or distributed from time to time.

  Interim Financial Reporting

        The accompanying Condensed Consolidated Financial Statements of Archstone-Smith are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith's Annual Report on Form 10-K, for the year ended December 31, 2006 ("2006 Form 10-K"). See the glossary in our 2006 Form 10-K for definitions of all initially-capitalized terms not defined herein.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone-Smith's financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from management's estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

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

  Revenue and Gain Recognition

        We generally lease our apartment units under operating leases with terms of one year or less. Communities subject to the Oakwood Master Leases entered into in 2005 have a seven-year term, expiring between July 2012 and March 2013, subject to Oakwood's right to terminate individual leases under certain circumstances. As of June 30, 2007, none of the Oakwood Master Lease Communities has been returned to the company. The aggregate annual contractual base rent due under these leases is $74.1 million and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average same-store NOI growth for certain other specified properties. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13, "Accounting for Leases." Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete). We recognize deferred gains when a property is sold to a third party.

  Rental Expenses

        Rental expenses shown on the accompanying Condensed Consolidated Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $6.0 million and $6.2 million for the three months ended June 30, 2007 and 2006, respectively, and $12.8 million and $12.0 million for the six months ended June 30, 2007 and 2006, respectively, including amounts reclassified to discontinued operations for the respective periods.

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

  Foreign Currency Translation

        Assets and liabilities of the company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders' equity on the Condensed Consolidated Balance Sheets. The functional currency utilized for these subsidiaries is the local foreign currency.

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

  Comprehensive Income

        Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income. Other comprehensive income reflects unrealized holding gains and losses on the available-for-sale investments, changes in the fair value of effective cash flow hedges and gains and losses on long-term foreign currency transactions.

        Our accumulated other comprehensive income for the six months ended June 30, 2007 was as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$1,822	$(554)	$2,252	$3,520
Change in fair value of hedges	—	2,170	—	2,170
Change in fair value of long-term debt hedges	—	112	—	112
Change in fair value of marketable securities	(4)	—	—	(4)
Reclassification adjustment for realized net gains on marketable securities	(1,794)	—	—	(1,794)
Foreign currency exchange translation and partial reversal upon International Fund formation	—	—	(539)	(539)

Balance at June 30, 2007	$24	$1,728	$1,713	$3,465

  Per Share Data

        Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Shares—Basic	$60,652	$165,892	$348,178	$289,317
Interest on Convertible Debt	—	—	13,590	—
Minority interest	22	89	192	153

Net earnings attributable to Common Shares—Diluted	$60,674	$165,981	$361,960	$289,470

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Shares outstanding—Basic	223,224	214,573	222,246	213,983
Assumed conversion of Convertible Debt into Common Shares	—	—	9,039	—
Incremental options	750	854	771	838

Weighted average number of Common Shares outstanding—Diluted	223,974	215,427	232,056	214,821

(1)
Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

        To calculate EPS, we allocate the interest on the Convertible Debt on a pro-rata basis between continuing and discontinued operations.

  New Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 by us did not have a material effect on our financial position, net earnings or cash flows.

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

        We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. As of June 30, 2007, no taxing authority had proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2007	$2,021
Current Period Interest	89

Balance at June 30, 2007	$2,110

        We are required to recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of the date of adoption, the company has accrued interest of approximately $228,000 and we have not recorded any penalties.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

(2)    Real Estate

  Investments in Real Estate

        Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	June 30, 2007	December 31, 2006
	Investment	Investment
REIT Apartment Communities:
Operating communities	$11,640,655	$11,208,052
Communities under construction	360,989	406,881
Development communities In Planning(1)	184,211	75,538

Total REIT apartment communities	12,185,855	11,690,471
Ameriton(1)	603,834	585,524
International	50,882	851,593
Other real estate assets(2)	89,776	60,052

Total real estate	$12,930,347	$13,187,640

(1)
Includes development communities In Planning—Owned but excludes In Planning—Under Control. Our investment as of June 30, 2007 and December 31, 2006 for development communities In Planning—Under Control was $9.1 million and $7.6 million, respectively, and is reflected in the "Other assets" caption of our Condensed Consolidated Balance Sheets.

(2)
Includes land that is not In Planning and other non-multifamily real estate assets.

        The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2006	$13,187,640
Acquisition-related expenditures	967,710
Redevelopment expenditures	22,766
Recurring capital expenditures	18,767
Development expenditures, including initial acquisition costs	239,488
Acquisition of land for development	167,256
Dispositions	(596,574)
International Fund formation (See Note 3)	(1,034,524)
Other	520

Net apartment community activity	(214,591)
Change in other real estate assets	(42,702)

Balance at June 30, 2007	$12,930,347

        At June 30, 2007, we had unfunded contractual commitments of $429.9 million related primarily to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in New York, California and Washington were allocated to land, buildings and other assets based on preliminary estimates and are subject to change as we obtain more complete information regarding land, building and lease intangibles values.

(3)    DeWAG Acquisition and International Fund Formation

        On July 27, 2006, we acquired 94% of the shares and 94% of an outstanding shareholder loan of DeWAG Deutsche WohnAnlage GmbH ("DeWAG"), a company that specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany, as well as West Berlin. Our purchase price consisted of approximately $271 million plus the assumption of approximately $509 million in DeWAG liabilities, based on the exchange rate on the transaction date. During the three months ended June 30, 2007, we finalized our purchase price allocation related to the acquisition and there were no significant adjustments to the original allocation.

        Effective June 29, 2007, we contributed our ownership in certain German real estate entities, including those in DeWAG, into a German real estate fund, at cost. The combined total assets and third-party liabilities associated with the contribution were $1.1 billion and $0.8 billion, respectively. No gain or loss was recognized upon fund formation. In this report we refer to the combined group of entities in which we have ownership interests as the "International Fund." As of June 30, 2007, approximately 56% of the International Fund's common equity was owned by third party investors with the remainder owned by Archstone-Smith. Although our economic interest is significant, the International Fund is structured such that we do not control it. We will recognize our proportionate share of the earnings or losses. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2007 reflects the International Fund on the equity method as a result of deconsolidation, whereas the Condensed Consolidated Balance Sheet as of December 31, 2006 reflects our German real estate entities on a consolidated basis. The accompanying Condensed Consolidated Statements of Earnings reflect all of our international operations on a consolidated basis through June 29, 2007. Please refer to Note 5 for further information.

        As part of our DeWAG acquisition in 2006, we acquired a management company which is now known as Archstone Management Germany ("AMG"). The assets of AMG consist principally of the goodwill created in the DeWAG transaction and non-compete agreements entered into with certain key officers of DeWAG. We concluded that the goodwill was primarily attributable to the people and processes which comprise the investing and the operating platform we acquired in the DeWAG transaction, none of which were contributed to the International Fund. AMG will earn fees for acting as the manager of the International Fund, and is expected to earn additional fees and incentives by providing other services including, but not limited to asset management, acquisition, disposition, financing, accounting and administrative activities. We may also earn incentive performance fees if certain investor returns are achieved over a specified period.

        As of June 30, 2007, the non-compete agreements had a gross carrying amount of $20.1 million and accumulated amortization of $5.0 million. We are amortizing these agreements over a three-year period.

        The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$35,450
Purchase accounting and fund formation adjustments	6,131
Change in foreign currency translation	724

Balance at June 30, 2007	$42,305

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

        We had 12 operating apartment communities, representing 5,717 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at June 30, 2007. Accordingly, we have reclassified the operating earnings from these properties to discontinued operations for the three and six months ended June 30, 2007 and 2006. During the six months ended June 30, 2007, we sold 14 Archstone-Smith and four Ameriton operating properties. The operating results of these communities and the related gain on sale are also included in discontinued operations for 2007 and 2006.

        The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenues	$28,408	$71,530	$62,574	$152,861
Rental expenses	(6,722)	(19,072)	(15,524)	(41,710)
Real estate taxes	(3,033)	(8,597)	(6,924)	(19,324)
Depreciation on real estate investments	149	(15,932)	(7,770)	(33,093)
Interest expense(1)	(6,789)	(17,267)	(15,153)	(34,907)
Income taxes from taxable REIT subsidiaries	(2,891)	(9,022)	(2,565)	(8,794)
Provision for possible loss on real estate investment	—	(2,128)	—	(4,328)
Debt extinguishment costs related to dispositions	(248)	(5,900)	(994)	(6,763)
Allocation of minority interest	(4,268)	(18,753)	(36,000)	(31,152)
Gains from the disposition of REIT real estate investments, net	21,711	111,509	296,908	178,976
Internal disposition costs—REIT transactions(2)	(366)	(178)	(1,075)	(827)
Gains from the disposition of taxable REIT subsidiary real estate investments, net	9,375	35,931	12,900	50,655
Internal disposition costs—taxable REIT subsidiary transactions(2)	(404)	(2,021)	(545)	(3,129)

Earnings from discontinued apartment communities	$34,922	$120,100	$285,832	$198,465

(1)
Interest expense included in discontinued operations is allocated to properties based on each asset's cost in relation to the company's leverage ratio and the average effective interest rate for each respective period.

(2)
Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.

        The real estate and mortgage payable balances associated with operating communities classified as held-for-sale are reflected as "Real estate—held-for-sale" and "Mortgages payable—held-for-sale" in the accompanying Condensed Consolidated Balance Sheets.

        The disposition proceeds associated with the sales of individual rental units by our foreign subsidiaries are included in continuing operations as such sales do not meet the requirements under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be reflected as discontinued operations.

(5)    Investments in and Advances to Unconsolidated Entities

        We have investments in real estate entities that we account for using the equity method. A summary of our investments in and advances to unconsolidated entities follows (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
	Investment	Number of Ventures	Investment	Number of Ventures
Archstone-Smith	$213,319	13	$199,705	13
Ameriton	49,790	6	35,618	5

Domestic	263,109	19	235,323	18
International Fund	228,701	1	—	—

Total	$491,810	20	$235,323	18

        Our combined weighted average percentage of ownership in unconsolidated entities based on total assets at June 30, 2007 was 54.1%.

        Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	June 30, 2007	December 31, 2006
Assets:
Real estate	$2,636,068	$1,530,659
Other assets	373,573	213,569

Total assets	$3,009,641	$1,744,228

Liabilities and owners' equity:
Inter-company debt payable to Archstone-Smith	$99,909	$1,519
Mortgages payable(1)	1,813,951	1,063,451
Other liabilities	301,952	126,048

Total liabilities	2,215,812	1,191,018

Owners' equity	793,829	553,210

Total liabilities and owners' equity	$3,009,641	$1,744,228

(1)
Archstone-Smith guarantees $290.4 million of the outstanding debt balance of certain of our Archstone-Smith development ventures as of June 30, 2007 and is committed to guarantee another $41.4 million upon funding of additional debt.

        Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Archstone-Smith Joint Venture revenues	$39,787	$32,964	$77,270		$63,972
Net earnings(1)	(643)	29,857	(3,232)		32,036
Ameriton Joint Venture revenues	$300	$82	$428		$223
Net earnings(2)	(8)	(41)	3,843		18,321
International Fund revenues	$—	$—	$—	$
Net earnings(3)	—	—	—		—
Total revenues	$40,087	$33,046	$77,698		$64,195

Total net earnings	$(651)	$29,816	$611		$50,357

(1)
Includes gains associated with the disposition of REIT Joint Venture assets of $27.8 million for the three and six months ended June 30, 2006.

(2)
Includes Ameriton's share of pre-tax gains associated with the disposition of real estate joint venture assets. The gains for the three months ended June 30, 2007 and 2006 were $0.1 million and $.08 million, respectively, and $4.0 million and $19.7 million for the six months ended June 30, 2007 and 2006, respectively.

(3)
The International Fund was formed at the end of June 2007 and the related earnings are therefore incorporated into our consolidated results for all periods shown.

(6)    Mortgage and Other Notes Receivable

        The change in mortgage and other notes receivable, which are included in other assets, during the six months ended June 30, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$123,261
Funding of additional notes	983
Accrued interest	3,305
Prepayments	(51,916)

Balance at June 30, 2007	$75,633

        We have a commitment to fund an additional $16.2 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We evaluate the collectibility of our mezzanine and other notes receivable on a quarterly basis. We recognized interest income associated with notes receivable of $3.5 million and $4.3 million for the three months ended June 30, 2007 and 2006, respectively, and $6.2 million and $7.9 million for the six months ended June 30, 2007 and 2006, respectively. The weighted average contracted interest rate on these notes as of June 30, 2007 was approximately 12.2%.

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

        On May 29, 2007, we entered into an agreement with Morgan Stanley Senior Funding, Inc., that provides for a $500 million unsecured revolving line of credit. This facility bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The credit facility is scheduled to mature in December 2007.

        The following table summarizes our revolving credit facility borrowings under our lines of credit (in thousands, except for percentages):

	June 30, 2007	December 31, 2006
Total unsecured revolving credit facilities	$1,100,000	$600,000
Borrowings outstanding at end of period	675,604	80,000
Outstanding letters of credit under the JPMorgan Chase Bank facility	14,261	14,880
Weighted average daily borrowings	430,375	100,474
Maximum borrowings outstanding during the period	791,395	360,000
Weighted average daily nominal interest rate	5.3%	5.0%
Weighted average daily effective interest rate	5.5%	6.3%

        We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, N.A., which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 5.6% to 5.8% during the six-month period ended June 30, 2007. There were $68.7 million of borrowings outstanding under the agreement at June 30, 2007, and $4.7 million of borrowings outstanding at December 31, 2006.

  Long-Term Unsecured Debt

        A summary of our Long-Term Unsecured Debt outstanding at June 30, 2007 and December 31, 2006 follows (dollar amounts in thousands):

Type of Debt	Coupon Rate(1)	Effective Interest Rate(1)(2)	Balance at June 30, 2007	Balance at December 31, 2006	Average Remaining Life (Years)
Long-term unsecured senior notes	5.4%	5.6%	$3,242,334	$3,279,404	4.8
Unsecured tax-exempt bonds	4.0%	5.1%	59,638	76,295	14.5

Total/Weighted average	5.4%	5.6%	$3,301,972	$3,355,699	4.8

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

        A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at(1)
	June 30, 2007	December 31, 2006	Effective Interest Rate(2)
Secured floating rate debt:
Tax-exempt debt	$837,679	$935,536	5.6%
Conventional mortgages	40,546	167,020	4.8%

Total Floating	878,225	1,102,556	5.5%
Secured fixed rate debt:
Tax-exempt debt	84	3,086	6.4%
Conventional mortgages	1,217,065	1,651,650	6.2%
Other secured debt	18,381	18,942	4.6%

Total Fixed	1,235,530	1,673,678	6.1%

Total mortgages payable	$2,113,755	$2,776,234	5.7%

(1)
Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $37.7 million and $43.9 million at June 30, 2007 and December 31, 2006, respectively, and is being amortized as a credit to interest expense over the life of the underlying debt.

(2)
Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

        The change in mortgages payable during the six months ended June 30, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$2,776,234
Regularly scheduled principal amortization	(6,332)
Borrowings, prepayments, final maturities and other, net	(31,817)
International Fund formation (See Note 3)	(624,330)

Balance at June 30, 2007	$2,113,755

  Other

        The book value of total assets pledged as collateral for mortgage loans and other obligations at June 30, 2007 and December 31, 2006 was $4.5 billion and $5.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2007.

        The total interest paid on all outstanding debt was $57.1 million and $66.3 million for the three months ended June 30, 2007 and 2006, respectively, and $163.6 million and $148.3 million for the six months ended June 30, 2007 and 2006, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $12.5 million and $13.5 million for the three months ended June 30, 2007 and 2006, respectively, and $25.4 million and $26.3 million for the six months ended June 30, 2007 and 2006, respectively.

(8)    Minority Interest

        Minority interest consisted of Common Units at June 30, 2007. The changes in minority interest were as follows (in thousands):

Balance at December 31, 2006	$739,149
Common Unit conversions	(55,378)
Common Unit redemptions	(28,605)
Unitholders' share of net earnings	43,855
Common Units issued for real estate	1,067
Common Unitholders' distributions	(25,397)
Revaluation and other	12,689

Balance at June 30, 2007	$687,380

  Common Units

        We owned 89.3% and 88.2% of the Operating Trust's outstanding Common Units at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, 2,302,631 Common Units were converted into Common Shares.

(9)    Dividends to Shareholders

        The following table summarizes the quarterly cash dividends paid per share on Common Shares, A-1 Common Units and Preferred Shares during the three months ended June 30, 2007 and the annualized dividend for 2007. We will not pay any additional dividends on Common Shares in accordance with terms of the Merger Agreement. Please see Note 1 for a discussion of the proposed merger of Archstone-Smith.

	Quarterly Cash Dividend Per Share	Annualized Cash Dividend Per Share
Common Shares and A-1 Common Units	$0.4525	$1.81
Series I Perpetual Preferred Shares(1)	1,915	7,660

(1)
Series I Preferred Shares have a par value of $100,000 per share.

(10)    Benefit Plans and Implementation of SFAS 123R

        Our long-term incentive plan was approved in 1997 and was modified in connection with the Smith merger. There have been seven types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) RSU awards with a DEU feature (awarded prior to 2006); (iv) RSU awards with a cash dividend payment feature (awarded after 2005); (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; (vi) performance units, which are convertible into Common Shares upon vesting, issued to certain named executives under a Special Long-Term Incentive Program; and (vii) stock appreciation rights.

        No more than 20.0 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of June 30, 2007, Archstone-Smith had approximately 9.6 million shares available for future issuance. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.

        A summary of share option activity for the options and RSUs is presented below:

	Option Awards		RSU Awards
	Options	Weighted Average Exercise Price	Units	Weighted Average Grant Price
Balance, December 31, 2006	1,831,355	$30.14	946,615	$31.82
Granted	388,017	$58.62	175,176	$58.62
Exercised/Settled	(165,369)	$33.70	(99,532)	$28.86
Forfeited	(22,306)	$42.63	—	$—
Expired	—	$—	—	$—
Balance, March 31, 2007	2,031,697	$35.16	1,022,259	$36.72
Granted	4,102	$53.05	12,000	$53.05
Exercised/Settled	(135,537)	$27.09	(39,248)	$27.77
Forfeited	(26,935)	$49.61	(23,633)	$48.61
Expired	—	—	—	—
Balance, June 30, 2007	1,873,327	$35.57	971,378	$36.99

        Certain of the options and RSUs, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of June 30, 2007 was approximately 240,000. During the six months ended June 30, 2007, we recorded $140,137 as a charge to operating expense related to unvested DEUs and $1,156,650 of Common Share dividends related to vested DEUs.

  Options

        During the six months ended June 30, 2007 and 2006, the share options granted to associates had a calculated fair value of $8.44 and $5.52 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the three and six months ended June 30, 2007, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.44%, a weighted average dividend yield of 3.39%, a volatility factor of 18.62% and a weighted average expected life of four years. For the three and six months ended June 30, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.30% and a weighted average expected life of four years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 10% in recording option compensation expense for the three and six months ended June 30, 2007, based primarily on historical experience. The unamortized compensation cost is $2.1 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2009.

        The total intrinsic value of the share options exercised during the six-month periods ended June 30, 2007 and 2006 were $8.8 million and $24.1 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We had 1.1 million fully vested options outstanding at June 30, 2007 with a weighted average exercise price of $25.49. The weighted-average contractual life of the fully vested options is 5.15 years, and they have an intrinsic value of $37.3 million. In addition, we have 658,798 options outstanding that we expect to vest with a weighted average exercise price of $51.81. The weighted-average contractual life of the unvested options is 9.46 years, and they have an intrinsic value of $4.8 million.

  Restricted Share Units

        Also during the six months ended June 30, 2007 and 2006, we issued RSUs to senior officers and trustees of the company with an average grant date fair value of $58.26 and $45.75, respectively per share. The units vest over a three-year period and the related unamortized compensation cost is $15.2 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2009.

        We had 575,880 fully vested RSUs outstanding at June 30, 2007 with a weighted average grant date fair value of $28.50. The weighted-average contractual life for the fully vested shares is 5.1 years and the intrinsic value is $34.0 million. In addition, we have 395,498 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $49.30. The weighted-average contractual life for the unvested shares is 9.2 years and the intrinsic value is $19.5 million. The total intrinsic value of the RSUs settled during the six-month periods ended June 30, 2007 and 2006 were $8.3 million and $5.7 million, respectively.

  Special Long-Term Incentive Program

        Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at June 30, 2007 is $2.4 million.

  Summary

        The compensation cost associated with all awards for the six months ended June 30, 2007 was approximately $6.1 million, of which approximately $4.3 million was charged to operating expenses, and approximately $1.8 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the six months ended June 30, 2006 was approximately $6.4 million, of which approximately $4.8 million was charged to operating expenses, and approximately $1.6 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities.

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

        Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment's (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$121,909	$114,164	$235,420	$220,097
High-Rise communities	90,413	86,705	167,577	159,324
Non Same-Store and other:
Garden communities	18,176	2,446	36,312	8,086
High-Rise communities	25,025	11,618	60,166	28,642
Ameriton communities(1)	1,341	2,084	2,011	8
International and other non-reportable operating segment revenues	23,065	1,586	43,663	6,353

Total segment and consolidated rental revenues	$279,929	$218,603	$545,149	$422,510

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$84,811	$80,594	$165,286	$155,457
High-Rise communities	62,894	61,882	115,675	111,728
Non Same-Store and other:
Garden communities	9,479	1,179	19,024	4,370
High-Rise communities	15,280	7,013	37,789	18,431
Ameriton communities(1)	446	(1,366)	523	(3,350)
International and other non-reportable operating segment revenues	12,577	3,193	23,820	6,630

Total segment NOI	185,487	152,495	362,117	293,266
Reconciling items:
Other income	13,409	13,585	29,163	29,801
Depreciation on real estate investments	(71,076)	(57,347)	(137,303)	(109,760)
Interest expense	(72,179)	(46,819)	(138,135)	(90,930)
General and administrative expenses	(20,133)	(15,912)	(39,131)	(31,297)
Other expenses	(5,899)	(2,862)	(7,538)	(13,866)

Consolidated earnings from operations	$29,609	$43,140	$69,173	$77,214

(1)
While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. Pre-tax net gains from the disposition of Ameriton operating communities were $9.0 million and $33.9 million for the three months ended June 30, 2007 and 2006, respectively, and $12.4 million and $47.5 million for the six months ended June 30, 2007 and 2006, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains from the sale of unconsolidated joint venture assets that are classified within income from unconsolidated entities and gains from land sales that are classified within other income. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	June 30, 2007	December 31, 2006
Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,590,195	$3,610,111
High-Rise properties	3,001,924	3,028,995
Non Same-Store:
Garden communities	1,871,283	1,592,481
High-Rise properties	1,904,180	1,699,610
Ameriton	517,810	447,608
FHA/ADA settlement accrual	21,232	29,185
International	49,191	843,003
Other non-reportable operating segment assets	136,371	153,403

Total segment assets	11,092,186	11,404,396
Real estate held-for-sale, net	824,633	826,098

Total segment assets	11,916,819	12,230,494

Reconciling items:
Investment in and advances to unconsolidated entities	491,810	235,323
Cash and cash equivalents	12,975	48,655
Restricted cash in tax-deferred exchange escrow	158,905	319,312
Other assets	445,533	425,343

Consolidated total assets	$13,026,042	$13,259,127

        Total capital expenditures for garden communities included in continuing operations were $16.4 million and $15.1 million for the three months ended June 30, 2007 and 2006, respectively, and $28.7 million and $22.8 million for the six months ended June 30, 2007 and 2006, respectively. Total capital expenditures for High-Rise properties included in continuing operations were $10.1 million and $17.8 million for the three months ended June 30, 2007 and 2006, respectively, and $17.1 million and $28.1 million for the six months ended June 30, 2007 and 2006, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.2 million for the three months ended June 30, 2007, and $0.6 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

(12)    Litigation and Contingencies

        On May 30, 2007, two separate purported shareholder class action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming the company and each of the company's trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names the company, each of the company's trustees and one of the company's senior officers as defendants. The second, Steamship Trade Association/International Longshoremen's Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names the company, each of the company's trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe Colorado, naming the company and each of the company's trustees as defendants. All five lawsuits allege, among other things, that the company's trustees violated their fiduciary duties to the company's shareholders in approving the mergers.

        All five lawsuits purport to be brought as class actions and seek to enjoin the completion of the mergers and the related transactions. In addition, among other things, the complaints in each of Seymour Schiff v. James A. Cardwell, et al. and Howard Lasker v. R. Scot Sellers, et al. seek compensation for all losses and damages allegedly suffered by class members as a result of the transactions (the Lasker complaint requests compensatory damages and/or rescission of the company merger) and the complaints in Mortimer J. Cohen v. Archstone-Smith Trust, et al. and Doris Staehr v. Archstone-Smith Trust seek an order directing the company to obtain a transaction which is in the best interests of the company's shareholders.

        On June 21, 2007, the District Court, County of Arapahoe Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen's Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation. We intend to vigorously defend these actions.

        During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company's wholly-owned and joint venture communities, of which we still own or have an interest in 40. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

        The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $21.2 million of the original accrual remaining on June 30, 2007.

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

        We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Trust and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of earnings for the three and six months ended June 30, 2007 and 2006, condensed consolidated statement of shareholders' equity and comprehensive income for the six months ended June 30, 2007, and condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of Archstone-Smith Trust's management.

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

        We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Trust as of December 31, 2006, and the related consolidated statements of earnings, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
August 9, 2007

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with Archstone-Smith's 2006 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

  Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates and projections about the industry, markets in which Archstone-Smith operates, management's beliefs, assumptions made by management and the transactions described in this Form 10-Q. While Archstone-Smith management believes the assumptions underlying its forward-looking statements and information are reasonable, such information is necessarily subject to uncertainties and may involve certain risks, many of which are difficult to predict and are beyond management's control. These risks include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the outcome of pending legal proceedings instituted against Archstone-Smith, its trustees and certain members of management; (3) the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the merger, including compliance with European anti-trust regulations and the effectiveness of the registration statement relating to the issuance of Series O Preferred Units in the operating trust merger; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; (5) the ability to recognize the benefits of the merger; (6) the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger; and (7) the impact of the substantial indebtedness incurred to finance the consummation of the merger; and other risks that are set forth under "Risk Factors" in Archstone-Smith's 2006 Form 10-K and Form 10-Q for the quarter ended March 31, 2007. All forward-looking statements speak only as of the date of this filing or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q.

  Agreement to be Acquired

        On May 29, 2007, Archstone-Smith announced it had signed a definitive Merger Agreement, dated as of May 28, 2007 (as amended by Amendment No. 1 thereto described below, the "Merger Agreement"), whereby both Archstone-Smith and the Operating Trust would be acquired by subsidiaries of an entity jointly controlled by affiliates of Tishman Speyer Real Estate Venture VII, L.P., and Lehman Brothers Holdings, Inc. (the "Buyer Parties"). Under the terms of the Merger Agreement, all outstanding Common Shares in Archstone-Smith will be acquired by a subsidiary of the Buyer Parties for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties may elect to replace them with substantially identical Series I Preferred Shares of the entity surviving the merge or redeem them for the liquidation preference of $100,000 per share, plus all accrued and unpaid distributions through the redemption date. The Merger Agreement and the related transactions were unanimously approved by the Board of Trustees of Archstone-Smith and are subject to certain closing conditions, including, among others, compliance with European anti-trust regulations and the approval of the Archstone-Smith merger by the affirmative vote of the holders of at least a majority of outstanding Common Shares. Archstone-Smith paid its regular quarterly dividend on May 31, 2007 to common shareholders of record as of May 16, 2007, but will not pay any additional dividends on its Common Shares in accordance with the terms of the Merger Agreement.

        As part of the proposed transaction, the Operating Trust will be merged with a subsidiary ("MergerSub") of the Buyer Parties. As a holder as of June 30, 2007 of approximately 89.3% of the Operating Trust's outstanding Common Units, Archstone-Smith's approval is the only approval of the holders of our Common Units that is necessary under the Merger Agreement to approve the merger. Each Class A-2 Common Unit will remain outstanding whereas each Class A-1 Common Unit will be converted into the right to receive (a) one newly-issued Series O Preferred Unit, or (b) at the election of the holder, cash consideration of $60.75, without interest and less applicable withholding taxes. Holders of Class A-1 Common Units may elect to receive a combination of cash consideration and the Series O Preferred Units for their Class A-1 Common Units. Each Series O Preferred Unit will have a redemption price of $60.75 and will bear cumulative preferential distributions payable quarterly at an annual rate of 6%. The distribution rate will increase to 8% per annum during any period when the ratio of total debt to total assets exceeds 0.85 to 1.00. The Series O Preferred Units, which will have only limited voting rights, will be redeemable by the holder or the Operating Trust under certain circumstances. The Series I Preferred Units will, at the election of the Buyer Parties, either remain outstanding and unchanged or be redeemed for the liquidation preference of $100,000 per unit, plus all accrued and unpaid distributions through the redemption date. Each Series M Preferred Unit and each Series N-1 and N-2 Convertible Preferred Unit will be converted into the right to receive one (1) newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of the Operating Trust.

        On August 5, 2007, Archstone-Smith and the Operating Trust entered into Amendment Number 1 to the Merger Agreement (the "Amendment") with the Buyer Parties. The Amendment does not change the consideration to be received by the holders of Common Shares. Holders of Common Shares will continue to be entitled to receive in the merger $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share that they hold immediately prior to the effective time of the Operating Trust merger. In addition, in connection with the merger of the Operating Trust, holders of the Operating Trust's Class A-1 Common Units will continue to receive, for each such unit, one newly issued Series O Preferred Unit of the Operating Trust or, if they so elect, a cash payment equal to $60.75, without interest and less applicable withholding taxes, for each Class A-1 Common Unit that they own or a combination of Series O Preferred Units and the cash consideration.

        Under the terms of the Amendment, among other things, the parties continue to be obligated to close the mergers as promptly as practicable (but in no event later than the third business day) after all of the conditions to the closing of the mergers are satisfied or appropriately waived, but would not be required to complete the closing during the period beginning on August 15, 2007 and ending on October 4, 2007. Prior to the Amendment, the Buyer Parties would not have been required under the Merger Agreement to consummate the mergers between August 15, 2007 and August 31, 2007.

        In addition, Archstone-Smith has received communications on behalf of certain holder of Class A-1 Common Units in the Operating Trust alleging, among other things, that the requirement that such unitholders release Archstone-Smith and the Buyer Parties from any claims under any of their previously existing tax protection agreements with Archstone-Smith in order to be able to elect to receive the cash merger consideration was not permissible, and threatening to seek injunctive relief and monetary damages. Under the Amendment, Archstone-Smith and the Buyer Parties have agreed that such release will no longer be required for Class A-1 Common Unitholders to elect to receive the cash merger consideration. Also pursuant to the Amendment, the parties confirmed and acknowledged that, as of the date of the Amendment, to their knowledge, there was no fact, event, effect, notice, development, change, circumstance or condition that had occurred and/or was continuing that would cause, or would reasonably be likely to cause, any of the conditions to the consummation of the mergers not to be satisfied on or before the December 31, 2007, the outside date under the Merger Agreement.

        The closing of the mergers is not subject to a financing condition. Neither Archstone-Smith nor any of its affiliates can give any assurance that the Archstone-Smith merger will be approved by Archstone-Smith Trust's common shareholders or that any of the other conditions to the closing of the mergers will be met.

        The Buyer Parties have informed us they intend to cause the Operating Trust to make certain material asset distributions to Archstone-Smith or related entities immediately after the effective time of the Operating Trust merger. The intention of the Buyer Parties is subject to change with respect to such asset distributions and other assets may be sold or distributed from time to time.

  The Company

        Archstone-Smith is engaged primarily in the acquisition, development, redevelopment, operation and long-term ownership of apartment communities in the United States. We have elected REIT status and are structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust. We are the sole trustee and owned 89.3% of the Operating Trust at June 30, 2007. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE: ASN).

  Results of Operations

Executive Summary

        The major factors that influenced our operating results for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 were as follows:

  •
  NOI increased due primarily to a 3.4% increase in NOI for our Same-Store communities as well as the DeWAG transaction that occurred in July 2006. These increases were partially offset by net dispositions of operating communities.

  •
  Higher interest expense was due to the increase in the size of the real estate portfolio and the related debt financing activities.

  •
  General and administrative expenses increased principally as a result of our international expansion and higher payroll-related costs and professional expenses.

  •
  Other expense was lower in 2007 due principally to $10.5 million of Ameriton income tax expense and $5.8 million in debt extinguishment costs related primarily to prior year dispositions and a $2.1 million impairment charge related to an asset that we sold in 2006. These decreases were partially offset by a $5.8 million charge for transaction costs related to the proposed merger that were incurred in 2007.

  •
  Earnings from unconsolidated entities were lower in 2007 primarily due to the gain on sale of a joint venture asset in 2006.

  •
  The decrease in gains on disposition of real estate was driven principally by a significantly lower volume of REIT and Ameriton dispositions in 2007.

        The major factors that influenced our operating results for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were as follows:

  •
  NOI increased due primarily to a 5.1% increase in NOI for our Same-Store communities as well as the DeWAG transaction that occurred in July 2006. These increases were partially offset by net dispositions of operating communities.

  •
  Higher interest expense was due to the increase in the size of the real estate portfolio and the related debt financing activities.

  •
  General and administrative expenses increased principally as a result of our international expansion and higher payroll-related costs and professional expenses.

  •
  Other expense was lower in 2007 due principally to $17.7 million of income tax expense and $6.7 million in debt extinguishment costs related primarily to prior year dispositions and a

    $4.3 million impairment charge related to an asset that we sold in 2006. These decreases were partially offset by a $5.8 million charge for transaction costs related to the proposed merger that were incurred in 2007.

  •
  Earnings from unconsolidated entities were lower in 2007 primarily due to lower gains on the sale of joint venture assets.

  •
  The increase in gains on disposition of real estate was driven principally by larger average gains per transaction on REIT dispositions partially offset by lower Ameriton gains in 2007.

Reconciliation of Quantitative Summary to Condensed Consolidated Statements of Earnings

        The following schedules are provided to reconcile our Condensed Consolidated Statements of Earnings to the information presented in the "Quantitative Summary" provided in the next section (in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Rental revenue	$279,929	$28,408	$308,337	$218,603	$71,530	$290,133
Other income	13,409	—	13,409	13,585	—	13,585
Property operating expenses (rental expenses and real estate taxes)	94,442	9,755	104,197	66,108	27,669	93,777
Depreciation on real estate investments	71,076	(149)	70,927	57,347	15,932	73,279
Interest expense	72,179	6,789	78,968	46,819	17,267	64,086
General and administrative expenses	20,133	—	20,133	15,912	—	15,912
Other expense	5,899	3,139	9,038	2,862	17,050	19,912
Minority interest	3,144	4,268	7,412	7,152	18,753	25,905
Income from unconsolidated entities	307	—	307	10,518	—	10,518
Other non-operating income (expense)	(84)	—	(84)	243	—	243
Gains, net of disposition costs	—	30,316	30,316	—	145,241	145,241

Net earnings	$26,688	$34,922	$61,610	$46,749	$120,100	$166,849

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Rental revenue	$545,149	$62,574	$607,723	$422,510	$152,861	$575,371
Other income	29,163	—	29,163	29,801	—	29,801
Property operating expenses (rental expenses and real estate taxes)	183,032	22,448	205,480	129,244	61,034	190,278
Depreciation on real estate investments	137,303	7,770	145,073	109,760	33,093	142,853
Interest expense	138,135	15,153	153,288	90,930	34,907	125,837
General and administrative expenses	39,131	—	39,131	31,297	—	31,297
Other expense	7,538	3,559	11,097	13,866	19,885	33,751
Minority interest	7,855	36,000	43,855	14,262	31,152	45,414
Income from unconsolidated entities	1,002	—	1,002	29,396	—	29,396
Other non-operating income	1,942	—	1,942	419	—	419
Gains, net of disposition costs	—	308,188	308,188	—	225,675	225,675

Net earnings	$64,262	$285,832	$350,094	$92,767	$198,465	$291,232

Quantitative Summary

        This summary is provided for reference purposes and is intended to support and be read in conjunction with the narrative discussion of our results of operations. This quantitative summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze the business. We generally reinvest disposition proceeds into new operating communities and developments and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis. The impact of communities classified as "discontinued operations" for GAAP reporting purposes is discussed separately in a later section under the caption "Discontinued Operations Analysis" (dollar amounts in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Rental revenues:
Same-Store(1)	$237,732	$225,434	$12,298	$453,406	$427,944	$25,462
Non Same-Store and other	44,456	52,999	(8,543)	104,190	123,248	(19,058)
Ameriton	3,084	5,953	(2,869)	6,464	13,666	(7,202)
Non-multifamily	1,911	3,528	(1,617)	3,520	6,530	(3,010)
International	21,154	2,219	18,935	40,143	3,983	36,160
Total rental revenues	308,337	290,133	18,204	607,723	575,371	32,352
Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	72,886	65,975	6,911	138,327	128,079	10,248
Non Same-Store and other	19,584	22,145	(2,561)	44,443	51,284	(6,841)
Ameriton	1,239	3,104	(1,865)	2,866	7,031	(4,165)
Non-multifamily	130	1,061	(931)	346	1,602	(1,256)
International	10,358	1,492	8,866	19,498	2,282	17,216
Total property operating expenses	104,197	93,777	10,420	205,480	190,278	15,202
Net operating income (rental revenues less property operating expenses)	204,140	196,356	7,784	402,243	385,093	17,150
Margin (NOI/rental revenues):	66.2%	67.7%	(1.5)%	66.2%	66.9%	(0.7)%
Average occupancy during period:(2)	93.0%	94.8%	(1.8)%	93.0%	94.8%	(1.8)%
Other income	13,409	13,585	(176)	29,163	29,801	(638)
Depreciation of real estate investments	70,927	73,279	(2,352)	145,073	142,853	2,220
Interest expense	91,453	77,623	13,830	178,660	152,145	26,515
Capitalized interest	12,485	13,537	(1,052)	25,372	26,308	(936)

Net interest expense	78,968	64,086	14,882	153,288	125,837	27,451
General and administrative expenses	20,133	15,912	4,221	39,131	31,297	7,834
Other expense	9,038	19,912	(10,874)	11,097	33,751	(22,654)

Earnings from continuing and discontinued operations	38,483	36,752	1,731	82,817	81,156	1,661

Minority interest	7,412	25,905	(18,493)	43,855	45,414	(1,559)
Equity in earnings from unconsolidated entities	307	10,518	(10,211)	1,002	29,396	(28,394)
Other non-operating income (expense)	(84)	243	(327)	1,942	419	1,523
Gains on disposition of real estate investments, net of disposition costs
Taxable subsidiaries	8,971	33,910	(24,939)	12,355	47,526	(35,171)
REIT	21,345	111,331	(89,986)	295,833	178,149	117,684

Net earnings	$61,610	$166,849	$(105,239)	$350,094	$291,232	$58,862

(1)
Reflects revenues and operating expenses for Same-Store communities that were owned on June 30, 2007 and fully operating during both of the comparison periods.

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

  Same-Store Analysis

        The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on June 30, 2007 and fully operating during each of the respective comparison periods.

	Same-Store Revenue Growth		Same-Store Expense Growth		Same-Store NOI Growth
	Q2 2007 vs. Q2 2006	YTD 2007 vs. YTD 2006	Q2 2007 vs. Q2 2006	YTD 2007 vs. YTD 2006	Q2 2007 vs. Q2 2006	YTD 2007 vs. YTD 2006
Garden	6.2%	6.4%	10.5%	7.7%	4.4%	5.9%
High-Rise	4.4%	5.3%	10.5%	8.5%	1.9%	3.9%

Average	5.5%	5.9%	10.5%	8.0%	3.4%	5.1%

        Same-store revenues were up 5.5% for the quarter ended June 30, 2007 as compared to the same period in 2006 due primarily to an increase in average rental revenue per unit, partially offset by lower occupancy. Same-store expenses were up 10.5% for the quarter ended June 30, 2007 as compared to the same period in 2006, primarily due to higher real estate taxes, increased personnel costs that were primarily the result of a strategic staffing initiative announced during the first quarter of 2007, and a one-time favorable adjustment to health insurance during 2006 and the resulting offset in 2007, an increase in property and other insurance expense attributable to the company's July 2006 policy renewal, and a utility expense increase due primarily to higher rates and utilization in the Northeast. These changes in revenues and expenses resulted in an increase in same-store NOI of 3.4% driven principally by strong growth in Southern California, the San Francisco Bay Area and Seattle, which represent 45% of the company's portfolio.

        Same-store revenues were up 5.9% for the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to an increase in average rental revenue per unit. Same-store expenses were up 8.0% for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to higher insurance costs, maintenance expenses, real estate taxes and personnel costs. These changes in revenues and expenses resulted in an increase in same-store NOI of 5.1% driven principally by strong growth in Seattle, San Francisco Bay Area and Southern California, which represent 45% of the company's portfolio.

  Non Same-Store and Other Analysis

        The $6.0 million decrease in NOI in the Non Same-Store portfolio for the quarter ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to a $22.0 million decrease related to community dispositions, offset by a $10.6 million increase related to acquisitions and a $6.0 million increase related to recently stabilized development communities and communities in lease-up.

        The $12.2 million decrease in NOI in the Non Same-Store portfolio for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to a $45.6 million decrease related to community dispositions, offset by a $22.6 million increase related to acquisitions and a $10.5 million increase related to recently stabilized development communities and communities in lease-up.

  Ameriton

        The decrease in NOI from Ameriton apartment communities for the three and six months ended June 30, 2007 as compared to the comparable period in the prior year is primarily attributable to dispositions.

  International

        The increase in NOI of $10.1 million for the quarter ended June 30, 2007 and $18.9 million for the six months ended June 30, 2007 as compared to the same periods in the prior year is primarily attributable to the DeWAG acquisition that occurred in July 2006. The majority of our international operations were contributed to a German real estate fund on June 29, 2007.

Other Income

        Other income was slightly lower for the quarter and six months ended June 30, 2007 as compared to the same periods in 2006 due primarily to a $2.6 million and $7.5 million reduction in insurance recoveries for the three and six months ended June 30, 2007, respectively, offset by higher interest income earned on higher cash balances that resulted primarily from our 1031 exchange disposition transactions.

Depreciation Expense

        The depreciation expense increase for the six months ended June 30, 2007 is primarily related to the increase in the size of the real estate portfolio as compared to the six months ended June 30, 2006.

Interest Expense

        The increase in gross interest expense during the three and six months ended June 30, 2007 is due to higher average debt levels associated with the increased size of the real estate portfolio as compared to the same periods in 2006.

General and Administrative Expenses

        General and administrative expenses were higher for the three and six months ended June 30, 2007 as compared to the same periods in 2006 due primarily to higher personnel-related costs associated with our international expansion that began material operations in July 2006 and higher payroll-related costs and professional fees.

Other Expense

        Other expense for the quarter ended June 30, 2007 was lower as compared to the same period in 2006 due principally to $10.5 million of Ameriton income tax expense and $5.8 million in debt extinguishment costs related primarily to prior year dispositions and a $2.1 million impairment charge related to an asset that we sold in 2006. These decreases were partially offset by a $5.8 million charge for transaction costs related to the proposed merger that were incurred in 2007.

        Other expense for the six months ended June 30, 2007 was lower as compared to the same period in 2006 due principally to $17.7 million of income tax expense and $6.7 million in debt extinguishment costs related primarily to prior year dispositions and a $4.3 million impairment charge related to an asset that we sold in 2006. These decreases were partially offset by a $5.8 million charge for transaction costs related to the proposed merger that were incurred in 2007.

Minority Interest

        Minority interest was lower for the quarter ended June 30, 2007 as a result of higher gains on disposition of real estate in 2006, which were offset by changes in the relative number of Common Units to the aggregate number of Common Shares and Common Units, which averaged 11.2% for 2007 and 13.5% for 2006.

Equity in Earnings from Unconsolidated Entities

        Earnings from unconsolidated entities were lower for the three and six months ended June 30, 2007 primarily due to lower gains on the sale of joint venture assets.

Other Non-Operating Income

        Non-operating income was higher for the six months ended June 30, 2007 due to higher gains on the sale of marketable securities.

Gains on Real Estate Dispositions

        See "Discontinued Operations Analysis" below for a discussion of gains.

Discontinued Operations Analysis

        Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of June 30, 2007 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenues	$28,408	$71,530	$62,574	$152,861
Rental expenses	(6,722)	(19,072)	(15,524)	(41,710)
Real estate taxes	(3,033)	(8,597)	(6,924)	(19,324)
Depreciation on real estate investments	149	(15,932)	(7,770)	(33,093)
Interest expense(1)	(6,789)	(17,267)	(15,153)	(34,907)
Income taxes from taxable REIT subsidiaries	(2,891)	(9,022)	(2,565)	(8,794)
Provision for possible loss on real estate investment	—	(2,128)	—	(4,328)
Debt extinguishment costs related to dispositions	(248)	(5,900)	(994)	(6,763)
Allocation of minority interest	(4,268)	(18,753)	(36,000)	(31,152)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	8,971	33,910	12,355	47,526
REIT	21,345	111,331	295,833	178,149

Total discontinued operations	$34,922	$120,100	$285,832	$198,465

Number of communities sold during the period	6	16	18	23
Number of sold communities included in discontinued operations NOI	6	52	18	59
Number of communities classified as held-for-sale and included in discontinued operations NOI as of June 30, 2007	12	2	12	2

(1)
Interest expense included in discontinued operations is allocated to properties based on each asset's cost in relation to the company's leverage ratio and the average effective interest rate for each respective period.

        As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities and redeploying the proceeds to fund investments with higher anticipated growth prospects, we had significant disposition activity in both 2007 and 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was higher in 2006 as compared to 2007 due primarily to the longer holding period for communities we have sold. Direct operating expenses, depreciation and allocated interest expense are generally proportional to the net operating income of communities included in discontinued operations for each period. For the quarter ended June 30, 2007, the number of REIT dispositions and the relative size of the corresponding gain were significantly lower than the same period in 2006. The portion of earnings from discontinued operations allocated to minority interest in 2007 was lower than 2006 due primarily to lower gains. For the six months ended June 30, 2007, although the number of REIT dispositions was lower, the relative size of the gains was significantly higher than the same period in 2006. The portion of earnings from discontinued operations allocated to minority interest for the six months ended June 30, 2007 was higher than 2006 due primarily to higher REIT disposition gains.

  Liquidity and Capital Resources

        We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. We generally finance a portion of our long-term investing and operating activities with long-term debt. We recently entered into a short-term bridge financing and may enter into other secured or unsecured bridge financings to meet our short-term borrowing needs, due to the proposed merger. As a result of the significant cash flow generated by our operations, the available capacity under new or existing unsecured credit facilities and term loans, proceeds from the disposition of real estate and our demonstrated ability to secure financing, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the next 12 months. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the six months ended June 30, 2007 and 2006.

  Scheduled Debt Maturities and Interest Payment Requirements

        We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. As of June 30, 2007, we had scheduled long-term debt maturities of $368.5 million, $510.2 million and $442.6 million during 2007, 2008 and 2009, respectively.

        On August 1, 2007, we had $1.0 billion borrowed on our unsecured credit facilities, $14.2 million outstanding under letters of credit, and available borrowing capacity on our unsecured credit facilities of $164.9 million.

        Our unsecured credit facilities, long-term unsecured debt and mortgages payable had effective weighted average interest rates of 5.6%, 5.6% and 5.7%, respectively, as of June 30, 2007. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.

        Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the six-month period ended June 30, 2007.

  Shareholder Dividend Requirements

        From January 1, 2007 to June 30, 2007, we have paid distributions and dividends of $229.2 million. This amount represents distributions and dividends on our Common Shares, all preferred shares and all minority interests, including Class A-1 and B Common Units. Pursuant to the Merger Agreement, we will not declare any more regular dividends in 2007.

  Planned Investments

        Following is a summary of planned investments as of June 30, 2007, including Ameriton, but excluding joint ventures. The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

	Planned Investments
	Discretionary	Committed
	(in thousands)
Communities under redevelopment	$1,168	$2,908
Communities under construction	—	405,786
Communities In Planning and owned	1,737,182	—
Communities In Planning and Under Control	585,929	—
Community acquisitions under contract	276,050	—
FHA/ADA settlement capital accrual	—	21,232

Total	$2,600,329	$429,926

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

  Funding Sources

        We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds and borrowings under new or existing unsecured credit facilities and term loans. At August 1, 2007, we had $164.9 million in available capacity on our unsecured credit facilities. In addition, we expect the proceeds from REIT dispositions to approximate our investment in new REIT operating community acquisitions in 2007. We therefore do not believe that discontinued operations will have a significant adverse impact on our liquidity in the foreseeable future.

  Litigation and Contingencies

        On May 30, 2007, two separate purported shareholder class action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming the company and each of the company's trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names the company, each of the company's trustees and one of the company's senior officers as defendants. The second, Steamship Trade Association/International Longshoremen's Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names the company, each of the company's trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe Colorado, naming the company and each of the company's trustees as defendants. All five lawsuits allege, among other things, that the company's trustees violated their fiduciary duties to the company's shareholders in approving the mergers.

        All five lawsuits purport to be brought as class actions and seek to enjoin the completion of the mergers and the related transactions. In addition, among other things, the complaints in each of Seymour Schiff v. James A. Cardwell, et al. and Howard Lasker v. R. Scot Sellers, et al. seek compensation for all losses and damages allegedly suffered by class members as a result of the transactions (the Lasker complaint requests compensatory damages and/or rescission of the company merger) and the complaints in Mortimer J. Cohen v. Archstone-Smith Trust, et al. and Doris Staehr v. Archstone-Smith Trust seek an order directing the company to obtain a transaction which is in the best interests of the company's shareholders.

        On June 21, 2007, the District Court, County of Arapahoe Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen's Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation. We intend to vigorously defend these actions.

        During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company's wholly-owned and joint venture communities, of which we still own or have an interest in 40. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

        The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $21.2 million of the original accrual remaining on June 30, 2007.

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

Internal Cost Capitalization

        We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management's estimates of the direct and incremental personnel costs and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development. Because the estimation of capitalizable internal costs requires management's judgment, we believe internal cost capitalization is a "critical accounting estimate."

        If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses.

Valuation of Real Estate

        Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held-for-sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held-for-sale under SFAS No. 144 requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money to closing. Deciding when management is committed to selling an asset is therefore highly subjective.

        When determining if there is an indication of impairment for assets intended to be held and used, we estimate the asset's NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held-for-sale, we then determine the fair value of the asset.

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

        Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a "critical accounting estimate."

Consolidation vs. Equity Method of Accounting for Ventures

        From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," (as revised) and Emerging Issues Task Force issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe, makes the choice of the appropriate accounting method for these ventures a "critical accounting estimate."

  Off Balance Sheet Arrangements

        Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at June 30, 2007 aggregated $491.8 million. Please refer to Note 5 to the financial statements included in this report, Investments in and Advances to Unconsolidated Entities for additional information.

  Contractual Commitments

        Please refer to "Scheduled Debt Maturities and Interest Payment Requirements" and "Planned Investments" above for further discussion of significant contractual commitments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change in the qualitative or quantitative disclosures regarding our market risk. For detailed information about the qualitative and quantitative disclosures of our market risk, see Item 7A in our 2006 Form 10-K.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, to the best of their knowledge, as of June 30, 2007.

Changes in Internal Control over Financial Reporting

        There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A.    Risk Factors

        See the factors discussed in Part 1, "Item 1.A. Risk Factors" in our 2006 Form 10-K and our Form 10-Q for the quarter ended March 31, 2007. In addition to the risks identified in our 2006 Form 10-K, we are also subject to the following additional risks:

  Risks Related to the Mergers

        On May 28, 2007, Archstone-Smith entered into a definitive Merger Agreement whereby, subject to the approval of Archstone-Smith's common shareholders, both Archstone-Smith and the Operating Trust would be acquired by subsidiaries of an entity jointly controlled by the Buyer Parties. A preliminary proxy statement in connection with this special meeting of common shareholders was filed with the Securities and Exchange Commission ("SEC") on July 13, 2007 and may be obtained by visiting the SEC's website at www.sec.gov. The proxy statement contains important information about us, the Buyer Parties, the proposed merger and other related matters, and the discussions below contain only limited information about the mergers. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed merger.

        In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

  There may be unexpected delays in the consummation of the mergers.

        The mergers are currently expected to be consummated on or about October 5, 2007. However, certain events may delay or prevent the consummation of the mergers, including, without limitation, the failure of the company to obtain the requisite approval of its common shareholders and our failure to satisfy other closing conditions to which the mergers are subject. If these events were to occur, the receipt of the consideration by Archstone-Smith's shareholders and the Operating Trust's unitholders would be delayed. Further, if these events were to delay the closing past December 31, 2007, either we or the buyer parties may terminate the Merger Agreement in accordance with its terms.

  Pending and future lawsuits may adversely affect our and the buyer parties' ability to consummate the mergers.

        Since the announcement of the proposed mergers on May 29, 2007 through the date of this prospectus/information statement, five purported class action lawsuits have been filed by shareholders of the company in Colorado state and federal courts, seeking, among other things, to enjoin the proposed company merger. The plaintiffs assert claims of breach of fiduciary duty against the company's trustees. It is possible that additional lawsuits may be filed against us, the company and/or the buyer parties, asserting similar or different claims. There can be no assurance that we will be successful in the outcome of any of these pending or future lawsuits and any judgments in respect of these lawsuits adverse to us and the buyer parties may adversely affect our ability to consummate, or delay or prevent the consummation of, the mergers.

  If the mergers do not occur, we may incur payment obligations to Parent, and the company's share price may decline.

        If the Merger Agreement is terminated under certain circumstances, we may be required to pay Parent a $235.0 million termination fee or reimburse Parent up to $10.0 million of transaction expenses. The mergers are subject to customary conditions to closing, including the receipt of the required approval of the company's common shareholders. If any condition to the mergers is not satisfied or, if permissible, waived, the mergers will not be completed. In addition, we and Parent may terminate the Merger Agreement in certain circumstances. If the mergers are not completed for those or any other reasons, the market price of the company's common shares are likely to decrease to the extent that the current market price and value reflect an assumption that the mergers will be completed. We have diverted significant management resources from our normal operations and implementation of our business strategy in an effort to complete the mergers and are subject to restrictions contained in the Merger Agreement on the conduct of our business that prevent us from engaging in activities that we otherwise would under normal circumstances. If the mergers are not completed, we will have incurred significant costs, for which we will have received little or no benefit, and such costs could have a material adverse effect on our results of operation.

  The termination fee may discourage other interested parties from trying to acquire us.

        In the Merger Agreement, we agreed to pay a termination fee of $235.0 million in specified circumstances, including some circumstances where a third party acquires or seeks to acquire us. These provisions could discourage other parties from trying to acquire us, even if those parties might be willing to offer a higher amount or different form of consideration to the Class A-1 common unitholders than the buyer parties are offering in connection with the Merger Agreement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of our Common Shares during the six months ended June 30, 2007. The maximum approximate dollar value that may yet be purchased pursuant to authorization of the Board of Trustees is $132.1 million. During the six months ended June 30, 2007, we issued a total of 2,302,631 Common Shares upon the redemption of 2,302,631 Class A-1 Common Units of the Operating Trust. Certain of the Common Shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. Each ASOT Class A-1 Common Unit of the Operating Trust may be redeemed at the option of the unitholder. We have the option of delivering cash (equal to the value of a Common Share) or one Common Share for each Class A-1 Common Unit redeemed.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the annual shareholders' meeting on May 16, 2007, our shareholders re-elected the following individuals to serve on the Board.

Name	Represented Share Votes in Favor	Represented Shares Withheld
Stephen R. Demeritt	190,985,788	3,551,621
Ernest A. Gerardi, Jr.	190,964,339	3,573,070
Ruth Ann M. Gillis	191,012,899	3,524,510
Ned S. Holmes	191,011,160	3,526,249
Robert P. Kogod	188,009,648	6,527,761
James H. Polk, III	188,909,259	5,628,150
John C. Schweitzer	188,917,297	5,620,112
R. Scot Sellers	189,552,217	4,985,192
Robert H. Smith	153,694,873	40,842,536

        In addition, at the annual meeting the shareholders voted on the following two proposals:

Proposal	For	Withheld	Abstain
Ratification of appointment of KPMG LLP as auditors for the current fiscal year	187,844,893	4,022,465	2,670,048
Pay-for-superior performance	10,579,426	169,742,447	3,036,314

Item 5.    Other Information

        No other information is required to be disclosed for the period ended June 30, 2007 that has not been disclosed in a Current Report on Form 8-K. There has been no change to the procedures by which security holders may recommend nominees to our Board of Trustees.

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

Date: August 9, 2007

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on June 1, 2007)
2.2
Amendment No. 1, dated as of August 5, 2007, to Agreement and Plan of Merger dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on August 6, 2007)
3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust's Current Report of Form 8-K filed with the SEC on June 2, 2006)
3.2	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to the Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.1
Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.2
Form of Archstone-Smith Operating Trust Second Articles of Amendment and Restatement of Trust (incorporated by reference to Exhibit 3.4 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.3	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.4	Amendment No. 1 to Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 1, 2007)
10.5
Credit Agreement, dated May 29, 2007, by and among, Archstone-Smith Operating Trust, as Borrower, Archstone-Smith Trust, as Parent, Morgan Stanley Senior funding, Inc., as Administrative Agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Archstone-Smith Operating Trust with the SEC on May 30, 2007)
10.6
Guaranty, dated May 29, 2007, executed by Archstone-Smith Trust for the benefit of Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lender parties signatory to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Archstone-Smith Operating Trust with the SEC on May 30, 2007)
10.7
Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.2 of Archstone-Smith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8
Form of Omnibus Amendment to Existing Restricted Share Unit Agreements for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.8 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))

10.9
Form of New Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.9 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.10
Form of Change in Control Agreement between Archstone-Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith's Annual Report on Form 10-K for the year ended December 31, 2002)
10.11
Form of Amendment to Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.12 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.12
Credit Agreement, dated as of June 6, 2007, by and among IWG 9. Objektgesellschaft B.V., IWG 10. Objektgesellschaft B.V., and IWG 11. Objektgesellschaft B.V., as borrowers, EuroHypo Aktiengesellschaft, as original lender and original hedge counterparty, DeWAG Holdings S.à r.l. and DeWAG LT Holdings S.à r.l., as guarantors*
10.13
Credit Facility Agreement, dated as of June 20, 2007, by and among IWG Wohnen 1. Objektgesellschaft MbH, IWG Wohnen 2. Objektgesellschaft MbH, IWG Wohnen 3. Objektgesellschaft MbH, and IWG Wohnen 4. Objektgesellschaft MbH, as borrowers, DeWAG Deutsche WohnAnlange GmbH, as parent and ABN AMRO Bank, N.V., as arranger, original lender, original hedge counterparty, facility agent and security agent*
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
15.1	Independent Registered Public Accounting Firm Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series O Preferred Units (incorporated by reference to Exhibit 4.7 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
99.2
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series P Preferred Units (incorporated by reference to Exhibit 4.8 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
99.3
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series Q Preferred Units (incorporated by reference to Exhibit 4.9 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))

*
Filed herewith