Form 10-Q/A
period 2007-06-30
ARCHSTONE SMITH TRUST
filed 2007-08-14
CIK 1156826

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

        This Form 10-Q/A for the quarterly period ended June 30, 2007 is being filed for the purpose of correcting a clerical error on the Company's unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007 and 2006. The changes have no impact on the Company's previously reported condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of earnings for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statement of shareholders' equity and comprehensive income for the six months ended June 30, 2007. There was no effect on the total net cash flows from operating, investing or financing activities for the six months ended June 30, 2007 and 2006. In the net cash flow provided by operating activities section of the condensed consolidated statements of cash flows, the net earnings and minority interest line items were each adjusted by $43,855 and $45,414 for the six months ended June 30, 2007 and 2006, respectively to match the corresponding amounts on the respective statement of earnings. These changes to the unaudited condensed consolidated statements of cash flows had no net effect on net cash flow provided by operating activities. In the net cash flow provided (used) by financing activities section of the condensed consolidated statements of cash flows, the cash dividends paid on Common Shares and cash distributions paid to minority interests line items were each adjusted by $25,397 and $29,062 for the six months ended June 30, 2007 and 2006, respectively to match the corresponding amounts on the respective condensed consolidated statement of shareholders' equity and comprehensive income and in the minority interest footnote found in this document and in the Company's Form 10-Q for the quarterly period ended June 30, 2006. These changes to the unaudited condensed consolidated statements of cash flows had no net effect on net cash flow provided (used) by financing activities. This Form 10-Q/A has not been updated for events or information subsequent to August 9, 2007, the date of the filing of the original Form 10-Q, except in connection with the foregoing. All dollar amounts in this explanatory paragraph are in thousands.

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

Archstone-Smith Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net earnings	$350,094	$291,232
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	153,794	149,324
Gains on dispositions of depreciated real estate	(309,808)	(229,631)
Gains on sale of marketable equity securities	(1,867)	—
Provision for possible loss on investments	—	4,328
Minority interest	43,855	45,414
Equity in earnings from unconsolidated entities	3,383	4,827
Interest accrued on Mezzanine loans	(866)	(4,560)
Change in other assets	94,872	(19,904)
Change in accounts payable, accrued expenses and other liabilities	(21,706)	(13,229)
Other, net	6,832	12,882

Net cash flow provided by operating activities	318,583	240,683

Investing activities:
Real estate investments	(1,427,162)	(899,325)
Change in investments in unconsolidated entities, net	(30,769)	(65,135)
Investment in International Fund	(75,884)	—
Proceeds from dispositions	875,323	972,899
Change in restricted cash	160,407	210,395
Change in notes receivable, net	48,608	(83,468)
Other, net	(5,555)	(12,282)

Net cash flow provided (used) by investing activities	(455,032)	123,084

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	—	296,946
Payments on Long-Term Unsecured Debt	(54,750)	(18,750)
Proceeds from (payments on) unsecured credit facilities, net	765,171	(285,360)
Principal repayment of mortgages payable, including prepayment penalties	(141,543)	(154,904)
Regularly scheduled principal payments on mortgages payable	(6,332)	(6,388)
Proceeds from Unsecured loans—International	142,657	—
Principal repayments on Unsecured loans—International	(378,428)	—
Proceeds from Common Shares issued under DRIP and employee stock options	29,433	35,344
Cash dividends paid on Common Shares	(201,849)	(186,553)
Cash dividends paid on Preferred Shares	(1,916)	(1,915)
Cash distributions paid to minority interests	(25,397)	(29,062)
Other, net	(26,277)	(5,098)

Net cash flow provided (used) by financing activities	100,769	(355,740)

Net change in cash and cash equivalents	(35,680)	8,027
Cash and cash equivalents at beginning of period	48,655	13,638

Cash and cash equivalents at end of period	$12,975	$21,665

Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$1,067	$28,371
Common Units converted to Common Shares	55,378	27,484
Assumption of mortgages payable upon purchase of apartment communities	—	290,693

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
August 14, 2007

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

Date: August 14, 2007

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
3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust's Current Report of Form 8-K filed with the SEC on June 2, 2006)
3.2	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.1
Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.2
Form of Archstone-Smith Operating Trust Second Articles of Amendment and Restatement of Trust (incorporated by reference to Exhibit 3.4 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.3	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 2, 2006)
10.4	Amendment No. 1 to Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust's Current Report on Form 8-K filed with the SEC on June 1, 2007)
10.5
Credit Agreement, dated May 29, 2007, by and among Archstone-Smith Operating Trust, as Borrower, Archstone-Smith Trust, as Parent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Archstone-Smith Operating Trust with the SEC on May 30, 2007)
10.6
Guaranty, dated May 29, 2007, executed by Archstone-Smith Trust for the benefit of Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lender parties signatory to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Archstone-Smith Operating Trust with the SEC on May 30, 2007)
10.7
Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.2 of Archstone-Smith's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8
Form of Omnibus Amendment to Existing Restricted Share Unit Agreements for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.8 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))

10.9
Form of New Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.9 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.10
Form of Change in Control Agreement between Archstone-Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith's Annual Report on Form 10-K for the year ended December 31, 2002)
10.11
Form of Amendment to Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.12 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
10.12
Credit Agreement, dated as of June 6, 2007, by and among IWG 9. Objektgesellschaft B.V., IWG 10. Objektgesellschaft B.V., and IWG 11. Objektgesellschaft B.V., as borrowers, EuroHypo Aktiengesellschaft, as original lender and original hedge counterparty, DeWAG Holdings S.à r.l. and DeWAG LT Holdings S.à r.l., as guarantors#
10.13
Credit Facility Agreement, dated as of June 20, 2007, by and among IWG Wohnen 1. Objektgesellschaft MbH, IWG Wohnen 2. Objektgesellschaft MbH, IWG Wohnen 3. Objektgesellschaft MbH, and IWG Wohnen 4. Objektgesellschaft MbH, as borrowers, DeWAG Deutsche WohnAnlange GmbH, as parent and ABN AMRO Bank, N.V., as arranger, original lender, original hedge counterparty, facility agent and security agent#
12.1	Computation of Ratio of Earnings to Fixed Charges#
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions#
15.1	Independent Registered Public Accounting Firm Awareness Letter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series O Preferred Units (incorporated by reference to Exhibit 4.7 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))

99.2
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series P Preferred Units (incorporated by reference to Exhibit 4.8 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))
99.3
Form of Designation of the Preferences, Redemption and other Rights, Voting Powers, Restrictions, and Limitations as to Series Q Preferred Units (incorporated by reference to Exhibit 4.9 to Archstone-Smith Operating Trust's registration statement on Form S-4 (File No. 333-144717))

#
Previously filed with the Quarterly Report on Form 10Q for the quarter ended June 30, 2007, filed on August 9, 2007.